Form 10QSB
period 1997-06-30
SCHEID VINEYARDS INC
filed 1997-09-05
CIK 1039213

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 000-22857

                                SCHEID VINEYARDS INC.
          (Exact name of small business issuer as specified in its charter)

              Delaware                                77-0461833
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

     13470 Washington Blvd., Suite 300
     Marina del Rey, California                            90292
    (Address of principal executive offices)             (Zip Code)

                                    (310) 301-1555
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X        No
                                 -----         -----

There were 6,400,000 shares outstanding of registrant's Common Stock, par value $.001 per share, as of September 3, 1997.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                SCHEID VINEYARDS INC.

                                  FORM 10-QSB INDEX
                                                                      Page No.
                                                                      --------

              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

           a. Combined Balance Sheets at December 31, 1996
              and June 30, 1997                                           3
           b. Combined Statements of Operations for the six
              months and three months ended June 30, 1996
              and 1997                                                    4
           c. Combined Statements of Cash Flows for the six
              months ended June 30, 1996 and 1997                         5
           d. Notes to Combined Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              8

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11

                          PART I  -  FINANCIAL  INFORMATION

ITEM 1.       FINANCIAL  STATEMENTS


                               SCHEID  VINEYARDS  INC.

                              COMBINED  BALANCE  SHEETS

                               (amounts  in  thousands)

                                                   December 31,     June 30,
                                                   ------------     --------
                                                       1996           1997
                                                   ------------     --------
                                                                  (Unaudited)

                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $4,024             --
  Accounts receivable, trade                               274              3
  Accounts receivable, stockholder                          --          3,030
  Accounts receivable, other                                 3             12
  Inventories                                              100          3,540
  Supplies and prepaid expenses                            819          1,430
                                                       -------        -------
    Total current assets                                 5,220          8,015

PROPERTY, PLANT AND EQUIPMENT, NET                      16,342         24,867

LONG-TERM RECEIVABLE                                     2,233          3,766

OTHER ASSETS, NET                                          274            212
                                                       -------        -------
                                                       $24,069        $36,860
                                                       -------        -------
                                                       -------        -------

                                LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                       $458           $458
  Notes payable to affiliates                              807             --
  Notes payable                                             --         10,500
  Note due stockholder                                   1,000             --
  Accounts payable and accrued liabilities                 497          1,772
  Accrued interest payable                                 204            275
                                                       -------        -------
    Total current liabilities                            2,966         13,005

LONG TERM DEBT                                          11,458         15,421

DEFERRED COMPENSATION                                      584            622


EQUITY:
  Common stock                                               2              2
  Additional paid-in capital                               124            124
  Retained earnings                                      5,621          4,019
  Partners' capital                                      3,314          3,667
                                                         9,061          7,812
                                                       -------        -------
                                                       $24,069        $36,860
                                                       -------        -------
                                                       -------        -------


               See accompanying Notes to Combined Financial Statements.

                              SCHEID VINEYARDS INC.

                        COMBINED STATEMENTS OF OPERATIONS

                  (amounts in thousands, except per share data)

                                   (Unaudited)



                                                                Six Months                  Three Months
                                                               Ended June 30,               Ended June 30,
                                                         ------------------------      ------------------------
                                                           1996            1997          1996           1997
                                                         --------       --------       --------        --------
REVENUES:
   Sales                                                       --            $16             --            $16
   Vineyard management, services and other fees               429            563            219            216
                                                         --------       --------       --------       --------
                                                              429            579            219            232
   Cost of sales                                               --             24             --             24
                                                         --------       --------       --------       --------

GROSS PROFIT                                                  429            555            219            208

   General and administrative                               1,101          1,458            423            830
   Interest expense (net of interest income)                  249            322            155            137
                                                         --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                                     (921)        (1,225)          (359)          (759)

PROVISION FOR INCOME TAXES                                     --             --             --             --
                                                         --------       --------       --------       --------

NET LOSS                                                    ($921)       ($1,225)         ($359)         ($759)
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------

PRO FORMA AMOUNTS:

LOSS BEFORE INCOME TAXES AS REPORTED                         (921)        (1,225)          (359)          (759)

PRO FORMA INCOME TAX BENEFIT                                  368            490            144            304
                                                         --------       --------       --------       --------

PRO FORMA NET LOSS                                          ($553)         ($735)         ($215)         ($455)
                                                         --------       --------       --------       --------

PRO FORMA NET LOSS PER SHARE                               ($0.13)        ($0.17)        ($0.05)        ($0.10)
                                                         --------       --------       --------       --------
                                                         --------       --------       --------       --------


             See accompanying Notes to Combined Financial Statements

                              SCHEID VINEYARDS INC.

                        COMBINED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                   (Unaudited)




                                                                          Six Months
                                                                        Ended June 30,
                                                                   -----------------------
                                                                       1996           1997
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          ($921)        ($1,225)
   Adjustments to reconcile net loss to net cash provided
      by operating activities-
      Deferred compensation                                              35             38
   Changes in operating assets and liabilities-
      Accounts receivable, trade                                      (273)            271
      Accounts receivable, stockholder                                   --         (3,030)
      Accounts receivable, other                                         54             (9)
      Inventories                                                   (1,909)         (3,440)
      Supplies and prepaid expenses                                     522           (611)
      Accounts payable and accrued liabilities                        (309)          1,346

          Net cash used in operating activities                     (2,801)         (6,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Long-term receivable                                             (1,438)         (1,533)
   Additions to property, plant and equipment                       (1,925)         (8,525)
   Other assets                                                          41             62
                                                                   --------       --------

          Net cash used in investing activities                     (3,322)         (9,996)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable, short term                               --         10,500
   Repayments on notes payable, short term                            (463)         (1,807)
   Increase in long-term debt                                         4,099          3,963
   Partnership distributions                                           (44)            (24)
                                                                   --------       --------

          Net cash provided by financing activities                   3,592         12,632
                                                                   --------       --------

          Decrease in cash and cash equivalents                     (2,531)         (4,024)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,559          4,024
                                                                   --------       --------

   Cash and cash equivalents, end of period                          $1,028             $0
                                                                   --------       --------
                                                                   --------       --------


             See accompanying Notes to Combined Financial Statements

                                 SCHEID VINEYARDS INC.
                        NOTES TO COMBINED FINANCIAL STATEMENTS



                                BASIS OF PRESENTATION

    The combined financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and its results of operations and cash flows for the three- and six-month periods ended June 30, 1997 and 1996, respectively. The Company's combined balance sheet as of December 31, 1996 included herein has been taken from the Company's audited financial statements of that date included in the Company's Registration Statement on Form SB-2.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying combined financial statements should be read in conjunction with the combined financial statements and the notes thereto filed as part of the Company's Registration Statement on Form SB-2 (File No. 333-27871).

    The Company completed its initial public offering of 2,000,000 shares of Class A Common Stock, par value $.001 per share, on July 30, 1997. The additional capital received by the Company was $18,000,000. The increase in net worth due to the public offering is estimated at $17,300,000, after deduction of offering-related expenses.

    On September 3, 1997, the underwriters of the Company's public offering exercised their overallotment option to purchase 300,000 additional shares of Class A Common Stock. The additional capital to be received by the Company on September 8, 1997 will be $2,700,000.

PRO FORMA AMOUNTS AND SUBSEQUENT EVENTS (UNAUDITED)

    EXCHANGE OF SHARES, PARTNERSHIP UNITS AND LIMITED LIABILITY COMPANY INTERESTS FOR CLASS B COMMON STOCK -- Prior to the Company's initial public offering, Scheid Vineyards California Inc., a California corporation and wholly-owned subsidiary of the Company ("SVI-Cal"), was the general partner of two California limited partnerships, Vineyard Investors 1972 ("VI-1972") and Vineyard 405 ("V-405") and was a member of a California limited liability company, Quadra Partners LLC ("Quadra Partners"). In connection with the Company's public offering, Scheid Vineyards Inc., a Delaware corporation ("SVI-Del") was formed to act as a holding company for SVI-Cal. The capital stock of SVI-Cal held by its sole stockholder, the membership interests held by all members (other than SVI-Cal) of Quadra Partners, and the limited partnership units held by all limited partners (other than SVI-Cal) in VI-1972 were contributed to SVI-Del in exchange for (i) 4,400,000 shares of Class B Common Stock of the Company (the "Exchange Transaction") and (ii) a commitment by SVI-Cal to make the distributions described below. See "-- Distributions". SVI-Del, as part of the Exchange Transaction, simultaneously contributed such limited partnership units in VI-1972 and such membership interests in Quadra Partners to SVI-Cal. As a result, each of VI-1972, V-405 and Quadra Partners was terminated and dissolved, and their respective former limited partners and members and the former sole stockholder of SVI-Cal received all of the 4,400,000 shares of Class B Common Stock outstanding prior to the offering.

    S CORPORATION CONVERSION -- The Exchange Transaction resulted in termination of SVI-Cal's S Corporation status. As a result, SVI will pay income taxes at the corporate level. The pro forma income tax provision in the combined statements of operations is based upon an assumed 40% federal and state income tax rate.

    DISTRIBUTIONS -- SVI-Cal's cumulative S Corporation earnings will be determined up to the effective date of the offering and a distribution will be made to its former sole stockholder. This amount is estimated at $3,030,000. In addition, a distribution of $455,000 was made to the limited partners of VI-1972 (as of immediately prior to the Exchange Transaction) to pay income taxes on income from the partnership. These distributions resulted in a decrease in net worth immediately prior to the offering.

    DEFERRED INCOME TAXES -- In connection with the conversion of SVI-Cal's S Corporation Status to C Corporation status, SVI is required by FASB No. 109 to record deferred tax liabilities and deferred tax assets. Such change will result in a net charge to earnings of approximately $1,300,000 in the fiscal quarter in which the conversion to C Corporation status takes place. This one-time charge is a result of differences in the accounting and tax treatment of certain of the Company's assets and liabilities and is reflected through (i) an increase in deferred income tax liabilities, partially offset by (ii) an increase in the Company's deferred tax assets.

    EARNINGS PER SHARE AND CLASSES OF COMMON STOCK -- The pro forma earnings per share in the combined statements of operations is based upon 4,400,000 shares of Class B Common Stock. In connection with the stock offering, the Company offered 2,000,000 shares of Class A Common Stock. On September 3, 1997, the underwriters of the Company's public offering exercised their option to purchase an additional 300,000 shares of Class A Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common stock is entitled to five votes on all matters submitted to a vote of the shareholders. The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors, rounded up to the nearest whole number, of the Company and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically upon transfer to a person other than certain specified persons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    SVI derives its revenues from three sources: (i) sales of wine grapes pursuant to long-term purchase contracts; (ii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iii) sales of wine and wine-related merchandise sold primarily through the Company's tasting room which opened in late April 1997. The majority of SVI's revenue is derived from sales of wine grapes and the Company recognizes all of its grape sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two fiscal quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized.

SIX MONTH PERIODS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    REVENUES.   Revenue from vineyard management, services and other fees
increased by 31.2% to $563,000 for the six months ended June 30, 1997 from $429,000 for the same period in 1996, an increase of $134,000. This increase was due primarily to the addition of a 445 acre long-term management contract which became operative in early 1997. Revenue from the sale of wine and wine-related merchandise at the Company's newly opened tasting room was $16,000 for the six months ended June 30, 1997.

    GROSS PROFIT.   Because the costs incurred throughout the year to farm and harvest the Company's wine grape crop are capitalized as inventory until the revenues associated with such costs are recognized, the only cost of sales recognized for the six months ended June 30, 1997 are those associated with the sale of wine and wine-related merchandise through the Company's tasting room. These costs were $24,000 for the six months ended June 30, 1997, reflecting the start-up costs of getting the new tasting room into operation. Gross profit increased by 29.4% to $555,000 for the six months ended June 30, 1997 from $429,000 for the same period in 1996, an increase of $126,000.

    GENERAL AND ADMINISTRATIVE.   General and administrative costs increased by
32.4% to $1,458,000 for the six months ended June 30, 1997 from $1,101,000 for the same period in 1996, an increase of $357,000. The increase was due to start-up and promotional costs to open the Company's new tasting room in late April 1997, as well as additional costs associated with increased compensation and overall office expenses due to expansion of the Company's business.

    INTEREST EXPENSE, NET.   Net interest expense increased to $322,000 for the
six months ended June 30, 1997 from $249,000 for the same period in 1996, an increase of $73,000. This increase in net interest expense was primarily due to increased levels of borrowing by the Company to finance crop growing costs and decreased income from earned interest.

    NET LOSS.   Due to the above factors, the Company had a net loss for the six months ended June 30, 1997 of $1,225,000, compared to a net loss of $921,000 for the same period in 1996.

FINANCIAL CONDITION

    Cash used in operating activities was $6,660,000 for the six months ended June 30, 1997, compared to $2,801,000 for the same period in 1996, an increase of $3,859,000. The increase was primarily due to a $3,030,000 receivable from the Company's principal stockholder resulting from advances related to SVI-Cal's S Corporation status and an increase in inventories due to an increase in deferred crop production costs.

    Cash used in investing activities was $9,996,000 for the six months ended June 30, 1997, compared to $3,322,000 for the same period in 1996, an increase of $6,674,000. The increase was principally the result of additions to property, plant and equipment due to the Company's acquisition of a 370-acre vineyard known as Riverview Vineyard on June 26, 1997 for $5,500,000, improvements of the Company's existing vineyards, and ongoing development of approximately 374 acres of new vineyards.

    Cash provided by financing activities was $12,632,000 for the six months ended June 30, 1997, compared to $3,592,000 for the same period in 1996, an increase of $9,040,000. The increase was primarily due to borrowings on short-term notes payable of $10,500,000, of which approximately $5,500,000 was due to the Company's acquisition of Riverview Vineyard. The balance of the borrowings on short-term notes payable was used to finance crop production costs and vineyard improvements. The increase in cash provided by financing activities was offset primarily by an increase in repayment of short-term notes payable of $1,344,000. Subsequent to June 30, 1997, the Company increased long-term debt by $2,563,000 and reduced its short-term notes payable.

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include such words as the company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to, (i) planting and harvesting of new vineyards, (ii) potential acquisitions of additional properties for vineyard development and related businesses,
    (iii) consumer demand and preferences for the wine grape varieties produced by the Company, (iv) general health and social concerns regarding consumption of wine and spirits, (v) the size and growth rate of the California wine industry, (vi) seasonality of the wine grape producing business, (vii) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages, (viii) competition from other producers and wineries and (ix) proposed expansion of the Company's wine business. These factors, risks and uncertainties are discussed in the Company's Registration Statement on Form SB-2 (File No. 333-27871) filed with the Securities and Exchange Commission on July 21, 1997, and are incorporated herein by this reference. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Neither the Company nor its subsidiary is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

ITEM 2.  CHANGES IN SECURITIES.

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  OTHER INFORMATION.

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The following exhibits are included herewith:

              Not Applicable.

         (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September __, 1997         SCHEID VINEYARDS INC.



                                  /S/ HEIDI M. SCHEID
                                  -------------------------------------
                                  Heidi M. Scheid
                                  Vice President Finance and Chief Financial
                                  Officer
                                  (Duly Authorized Officer and Principal
                                  Financial Officer)



                                  /s/ Ernest M. Brown
                                  -------------------------------------
                                  Ernest M. Brown
                                  Vice President, Secretary and Controller
                                  (Duly Authorized Officer and Principal
                                  Accounting Officer)