Form 10QSB
period 1997-09-30
SCHEID VINEYARDS INC
filed 1997-11-12
CIK 1039213

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)


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

                     Yes    X              No
                         -------               --------

There were 6,700,000 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 12, 1997, consisting of 2,300,000 shares of Class A Common Stock and 4,400,000 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                SCHEID VINEYARDS INC.

                                  FORM 10-QSB INDEX

                                                                     PAGE NO.
                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

            a. Balance Sheets at September 30,
               1997 and December 31, 1996                                3
            b. Statements of Operations for the
               three and nine months ended
               September 30, 1997 and 1996                               4
            c. Statements of Cash Flows for the
               nine months ended September 30,
               1997 and 1996                                             5
            d. Notes to Financial Statements                             6

Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                                      7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                             12

Item 2.   Changes in Securities and Use of
          Proceeds                                                      12

Item 3.   Defaults Upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of
          Security Holders                                              13

Item 5.   Other Information                                             13

Item 6.   Exhibits and Reports on Form 8-K                              13

Signatures                                                              13

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SCHEID VINEYARDS INC. AND SUBSIDIARY

                                    BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS)




                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1997           1996
                                                    -------------  ------------
                                                     (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
     Cash                                              $   7,265   $  4,024
     Accounts receivable, trade                           12,751        274
     Accounts receivable, other                               12          3
     Inventories                                           2,176        100
     Supplies and prepaid expenses                         1,076        819
                                                       ---------   --------
          Total current assets                            23,280      5,220

PROPERTY, PLANT AND EQUIPMENT, NET                        25,413     16,342

LONG-TERM RECEIVABLE                                       4,467      2,233

OTHER ASSETS                                                 100        274
                                                       ---------   --------
                                                       $  53,260   $ 24,069
                                                       ---------   --------
                                                       ---------   --------

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                 $     765   $    458
     Notes payable to affiliates                              --        807
     Amounts due stockholder                                 163      1,000
     Accounts payable and accrued liabilities              2,436        497
     Accrued interest payable                                338        204
     Income taxes payable                                  2,430         --
                                                       ---------   --------

          Total current liabilities                        6,132      2,966

LONG-TERM DEBT                                            17,968     11,458

DEFERRED COMPENSATION                                        643        584

DEFERRED INCOME TAXES                                      1,390         --
                                                       ---------   --------

          Total liabilities                               26,133     15,008
                                                       ---------   --------

EQUITY:
     Common stock                                              7          2
     Additional paid-in capital                           21,768        124
     Retained earnings                                     5,352      5,621
     Partners' capital                                        --      3,314
                                                       ---------   --------

          Total equity                                    27,127      9,061
                                                       ---------   --------

                                                       $  53,260   $ 24,069
                                                       ---------   --------
                                                       ---------   --------

                 See accompanying Notes to Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS                NINE MONTHS
                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                             ---------------------      ----------------------
                                                1997       1996           1997         1996
                                             ---------   ---------      ---------    ---------
REVENUES:
     Sales                                  $   12,410  $    6,414     $   12,426   $    6,414
     Vineyard management, services and
       other fees                                  341         155            903          584
                                            ----------  ----------     ----------   ----------
                                                12,751       6,569         13,329        6,998
     Cost of sales                               4,512       2,499          4,536        2,499
                                            ----------  ----------     ----------   ----------
GROSS PROFIT                                     8,239       4,070          8,793        4,499

     General and administrative                  1,260         664          2,718        1,766
     Interest expense (net of interest
       income)                                     351         129            673          378
                                            ----------  ----------     ----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES         6,628       3,277          5,402        2,355
PROVISION FOR INCOME TAXES - CURRENT             2,430          --          2,430           --
                                            ----------  ----------     ----------   ----------
NET INCOME BEFORE DEFERRED TAX ADJUSTMENT        4,198       3,277          2,972        2,355
DEFERRED TAXES FROM REORGANIZATION
     OF S-CORPORATION                            1,390          --          1,390           --
                                            ----------  ----------     ----------   ----------
NET INCOME                                  $    2,808  $    3,277     $    1,582   $    2,355
                                            ----------  ----------     ----------   ----------
                                            ----------  ----------     ----------   ----------

NET INCOME PER SHARE                        $     0.48  $     0.74     $     0.32   $     0.54
                                            ----------  ----------     ----------   ----------
                                            ----------  ----------     ----------   ----------

PRO FORMA AMOUNTS:

INCOME BEFORE INCOME TAXES AS REPORTED      $    6,628  $    3,277     $    5,402   $    2,355

PRO FORMA INCOME TAX PROVISION                   2,651       1,311          2,161          942
                                            ----------  ----------     ----------   ----------

PRO FORMA NET INCOME                        $    3,977  $    1,966     $    3,241   $    1,413
                                            ----------  ----------     ----------   ----------
                                            ----------  ----------     ----------   ----------

PRO FORMA NET INCOME PER SHARE              $     0.68  $     0.45     $     0.66   $     0.32
                                            ----------  ----------     ----------   ----------
                                            ----------  ----------     ----------   ----------

WEIGHTED AVERAGE SHARES OUTSTANDING          5,845,000   4,400,000      4,887,000    4,400,000
                                            ----------  ----------     ----------   ----------
                                            ----------  ----------     ----------   ----------

                 See accompanying Notes to Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                          ----------------------------
                                                            1997               1996
                                                          ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $    1,582        $    2,355
     Adjustments to reconcile net income to net
       cash used in operating activities:
          Deferred compensation                                   59                53
          Depreciation                                           738               641
          Loss on disposal of assets                             170              - -
          Deferred income taxes                                1,390              - -
     Changes in operating assets and
       liabilities:
          Accounts receivable, trade                         (12,476)           (8,714)
          Accounts receivable, stockholder                       (12)             - -
          Accounts receivable, other                               3                (1)
          Inventories                                         (1,257)             (292)
          Supplies and prepaid expenses                       (1,382)             (527)
          Accounts payable and accrued
            liabilities                                        1,760               197
          Due to stockholder                                     163              - -
          Income taxes payable                                 2,430              - -
                                                          ----------        ----------
            Net cash used in operating
              activities                                      (6,832)           (6,288)
                                                          ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Long-term receivable                                     (2,233)             - -
     Additions to property, plant and equipment               (9,506)           (2,338)
     Other assets                                                173                (3)
                                                          ----------        ----------
            Net cash used in investing
              activities                                     (11,566)           (2,341)
                                                          ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable, short-term                  13,400             - -
     Repayments on notes payable, short-term                 (13,400)             (463)
     Proceeds received from long-term debt                     8,977             5,122
     Payments on long-term debt                               (2,160)             - -
     Payments on note payable, stockholder                    (1,000)            1,000
     Payments on notes payable, affiliates                      (807)               62
     Proceeds from issuance of common stock                   20,700              - -
     Offering costs                                             (398)             - -
     Subchapter S-Corporation and partnership
       distributions                                          (3,673)              (46)
                                                          ----------        ----------
            Net cash provided by financing
              activities                                      21,639             5,675
                                                          ----------        ----------

            Increase (decrease) in cash                        3,241            (2,954)

CASH, BEGINNING OF PERIOD                                      4,024             3,559
                                                          ----------        ----------
CASH, END OF PERIOD                                       $    7,265             $ 605
                                                          ----------        ----------
                                                          ----------        ----------

                 See accompanying Notes to Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been
omitted pursuant to such SEC rules and regulations.   In the opinion of the
Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and its results of operations and cash flows for the three- and nine-month periods ended September 30, 1997 and 1996, respectively. The interim results reflected in the foregoing financial statements are not necessarily indicative of the results expected for the full fiscal year. The Company's balance sheet as of December 31, 1996 included herein has been taken from the Company's audited financial statements of that date included in the Company's Registration Statement on Form SB-2 (File No. 333-27871). The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Registration Statement on Form SB-2.

    The Company completed its initial public offering of 2,000,000 shares of Class A Common Stock, par value $.001 per share, on July 30, 1997. The additional capital received by the Company was $18,000,000. The increase in net worth due to the public offering totaled approximately $17,289,000, after deduction of offering-related expenses. On September 3, 1997, the underwriters of the Company's public offering exercised their over-allotment option to purchase 300,000 additional shares of Class A Common Stock. The additional capital received by the Company on September 8, 1997 was $2,700,000.

    The Company reported its operations through the date of the Exchange Transaction described below on a combined basis. See "Exchange Transaction, S-Corporation Conversion and Pro Forma Amounts (Unaudited)". Since the date of the Exchange Transaction, the Company reports its operations on a consolidated basis. All significant intercompany balances have been eliminated in the combinations and consolidation.

EXCHANGE TRANSACTION, S-CORPORATION CONVERSION AND PRO FORMA AMOUNTS (UNAUDITED)

    EXCHANGE OF SHARES, PARTNERSHIP UNITS AND LIMITED LIABILITY COMPANY INTERESTS FOR CLASS B COMMON STOCK -- Prior to the Company's initial public offering, Scheid Vineyards California Inc., a California corporation and wholly-owned subsidiary of the Company ("SVI-Cal"), was the general partner of two California limited partnerships, Vineyard Investors 1972 ("VI-1972") and Vineyard 405 ("V-405") and was a member of a California limited liability
company, Quadra Partners LLC ("Quadra Partners").   SVI-Cal and VI-1972 were
the only limited partners of V-405. In connection with the Company's public offering, Scheid Vineyards Inc., a Delaware corporation ("SVI-Del") was formed to act as a holding company for SVI-Cal. The capital stock of SVI-Cal held by its sole stockholder, the membership interests held by all members (other than SVI-Cal) of Quadra Partners, and the limited partnership units held by all limited partners (other than SVI-Cal) in VI-1972 were contributed to SVI-Del in exchange for (i) 4,400,000 shares of Class B Common Stock of the Company (the "Exchange Transaction") and (ii) a commitment by SVI-Cal to make the distributions described below. See "-- Distributions". SVI-Del, as part of the Exchange Transaction, simultaneously contributed such limited partnership units in VI-1972 and such membership interests in Quadra Partners to SVI-Cal. As a result, each of VI-1972, V-405 and Quadra Partners was terminated and dissolved, and SVI-Cal succeeded to their respective assets and liabilities.

    S CORPORATION CONVERSION -- The Exchange Transaction resulted in termination of SVI-Cal's S Corporation status. As a result, after July 30, 1997, SVI will pay income taxes at the corporate level. The pro forma income tax provision in the combined statements of operations is based upon an assumed 40% federal and state income tax rate.

    DISTRIBUTIONS -- SVI-Cal's cumulative S Corporation earnings were determined up to the effective date of the offering and a distribution in the amount of $3,193,000 was made to its former sole stockholder in respect of such earnings. In addition, a distribution of $480,000 was made to the limited partners of VI-1972 (as of immediately prior to the Exchange Transaction) to pay income taxes on income allocated to them by the partnership. These distributions resulted in a decrease in net worth immediately prior to the offering.

    DEFERRED INCOME TAXES -- In connection with the conversion of SVI-Cal's S Corporation Status to C Corporation status, SVI is required by FASB No. 109 to record deferred tax liabilities and deferred tax assets. Such change resulted in a net charge to earnings of $1,390,000 in the third quarter of 1997, when the conversion to C Corporation status took place. This one-time charge is a result of differences in the accounting and tax treatment of certain of the Company's assets and liabilities and is reflected through an increase in deferred income tax liabilities.

    EARNINGS PER SHARE AND CLASSES OF COMMON STOCK -- The weighted average shares outstanding in the statements of operations for the three and nine month periods ended September 30, 1996 is based upon the 4,400,000 shares of Class B Common Stock outstanding after giving pro forma effect to the Exchange Transaction. In connection with the stock offering, the Company sold 2,300,000 shares of Class A Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common stock is entitled to five votes on all matters submitted to a vote of the shareholders. The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors, rounded up to the nearest whole number, of the Company and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically upon transfer to a person other than certain specified persons. Except for the differing voting rights, the shares of Class A and Class B common stock have substantially identical rights, preferences and privileges. The weighted average shares outstanding for the three and nine month periods ended September 30, 1997 are based on the actual weighted average shares of Class A and Class B Common Stock outstanding for the periods. The effect of outstanding stock options on the weighted average shares was immaterial for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    SVI derives its revenues from three sources: (i) sales of wine grapes pursuant to long-term purchase contracts; (ii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iii) sales of wine and wine-related merchandise sold primarily through the Company's tasting room which opened in late April 1997. A substantial majority of SVI's revenue is derived from sales of wine grapes, and the Company recognizes all of its grape sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two fiscal quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES. Grape sales increased by 93.0% to $12,377,000 for the three months ended September 30, 1997 from $6,414,000 in the 1996 period, an increase of $5,963,000. The increase was due primarily to (i) a 28.5% increase in the average price per ton received on grape sales from 1996 to 1997 (contributing approximately $1,830,000 of the increase), (ii) a 25.7% increase in the yields produced by the Company's existing vineyards on acres harvested through September 30 (contributing approximately $1,570,000 of the increase), (iii) the acquisition of a 370-acre vineyard in June 1997 (contributing approximately $946,000 of the increase), and (iv) more acreage harvested in the third quarter of 1997 than in the third quarter of 1996 with approximately 63% compared to 56% of the Company's acres harvested through September 30, 1997 and 1996, respectively (contributing approximately $1,617,000 of the increase).

Revenue from the sale of wine and wine-related merchandise at the Company's tasting room totaled $33,000 for the three months ended September 30, 1997. The tasting room was opened in April 1997.

Revenue from vineyard management services and other fees increased by 120.0% to $341,000 for the three months ended September 30, 1997 from $155,000 in the 1996 period, an increase of $186,000. This increase was primarily due to the addition of a 445-acre long-term management contract which became operative in early 1997.

GROSS PROFIT.   As a result of the factors discussed above, gross profit
increased by 102.4% to $8,239,000 for the three months ended September 30, 1997 from $4,070,000 in the 1996 period, an increase of $4,169,000. Gross profit on grape sales as a percentage of revenues increased to 63.5% in the 1997 third quarter from 61.0% in the 1996 period. The increase in gross profit is primarily the result of higher revenues related to increased yields and higher grape prices per ton in relation to relatively stable farming costs.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses increased by
89.8% to $1,260,000 for the three months ended September 30, 1997 from $664,000 in the 1996 period, an increase of $596,000. The increase was due primarily to costs associated with additional compensation and related benefits and overall office expense due to the expansion of the Company's business and its initial public offering, as well as promotional activities surrounding the opening and initial operations of the Company's tasting room.

INTEREST EXPENSE, NET. Net interest expense increased 172.1% to $351,000 for the three months ended September 30, 1997 from $129,000 in the 1996 period, an increase of $222,000. The increase in interest expense was primarily due to increased levels of borrowing by the Company to finance crop growing costs and the completion of certain vineyard development and improvement projects for which interest is capitalized instead of expensed during the development or improvement period.

PROVISION FOR INCOME TAXES. The provision for income taxes - current increased to $2,430,000 for the three months ended September 30, 1997 from $0 in the 1996 period. The effective tax rate for 1997 of 45% is higher than the Company's anticipated future effective tax rate as losses of the Company through the date the Company became a C-Corporation were allocated to the S-Corporation's sole shareholder. The Company paid no income taxes prior to becoming a C-Corporation in July 1997.

NET INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had net income before deferred tax adjustment for the three months ended September 30, 1997 of $4,198,000 as compared to $3,277,000 in the 1996 period, an increase of $921,000 or 28.1%.

DEFERRED TAXES FROM REORGANIZATION OF S-CORPORATION. The Company incurred a one-time noncash charge to earnings in the amount of $1,390,000 to record the deferred tax liability arising from the reorganization of the Company's business from S-Corporation and partnerships to a taxable C-Corporation in connection with the Company's initial public offering in July 1997.

NET INCOME.   Net income for the three months ended September 30, 1997 was
$2,808,000 as compared to $3,277,000 in the 1996 period, a decrease of $469,000 or 14.3%. On a pro forma basis, net income for the three months ended September 30, 1997 and 1996 was $3,977,000 and $1,966,000, respectively, an increase of $2,011,000 or 102.3%. Pro forma net income is derived by providing a provision for income taxes as if the Company would have been a C-Corporation for all periods presented.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES. Grape sales increased by 93.0% to $12,377,000 for the nine months ended September 30, 1997 from $6,414,000 in the 1996 period, an increase of $5,963,000. The increase was due primarily to (i) a 28.5% increase in the average price per ton received on grape sales from 1996 to 1997 (contributing approximately $1,830,000 of the increase), (ii) a 25.7 % increase in the yields produced by the Company's existing vineyards on acres harvested through September 30 (contributing approximately $1,570,000 of the increase), (iii) the acquisition of a 370-acre vineyard in June 1997 (contributing approximately $946,000 of the increase), and (iv) more acreage harvested in the third quarter of 1997 than in the third quarter of 1996, with approximately 63% compared to 56% of the Company's acres harvested through September 30, 1997 and 1996, respectively (contributing approximately $1,617,000 of the increase).

Revenue from the sale of wine and wine-related merchandise at the Company's tasting room totaled $49,000 for the nine months ended September 30, 1997. The tasting room was opened in April 1997.

Revenue from vineyard management services and other fees increased by 54.6% to $903,000 for the nine months ended September 30, 1997 from $584,000 in the 1996 period, an increase of $319,000. This increase was primarily due to the addition of a 445-acre long-term management contract which became operative in early 1997.

GROSS PROFIT.   As a result of the factors discussed above, gross profit
increased by 95.4% to $8,793,000 for the nine months ended September 30, 1997 from $4,499,000 in the 1996 period, an increase of $4,294,000. Gross profit on grape sales as a percentage of revenues increased to 63.5% in the 1997 third quarter from 61.0% in the 1996 period. The increase in gross profit is primarily the result of higher revenues related to increased yields and higher grape prices per ton in relation to relatively stable farming costs.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses increased by
53.9% to $2,718,000 for the nine months ended September 30, 1997 from $1,766,000 in the 1996 period, an increase of $952,000. The increase was due primarily to costs associated with additional compensation and related benefits and overall office expense due to the expansion of the Company's business and its initial public offering, as well as promotional activities surrounding the opening and initial operations of the Company's tasting room.

INTEREST EXPENSE, NET.   Net interest expense increased 78.0% to $673,000 for
the nine months ended September 30, 1997 from $378,000 in the 1996 period, an increase of $295,000. The increase in interest expense was primarily due to increased levels of borrowing by the Company to finance crop growing costs and the completion of certain vineyard development and improvement projects for which interest is capitalized instead of expensed during the development or improvement period.

PROVISION FOR INCOME TAXES. The provision for income taxes - current increased to $2,430,000 for the nine months ended September 30, 1997 from $0 in the 1996 period. The effective tax rate for 1997 of 45% is higher than the Company's anticipated future effective tax rate as losses of the Company through the date the Company became a C-Corporation were allocated to the S-Corporation's sole shareholder. The Company paid no income taxes prior to becoming a C-Corporation in July 1997.

NET INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had net income before deferred tax adjustment for the nine months ended September 30, 1997 of $2,972,000 as compared to $2,355,000 in the 1996 period, an increase of $617,000 or 26.2%.

DEFERRED TAXES FROM REORGANIZATION OF S-CORPORATION. The Company incurred a one-time noncash charge to earnings in the amount of $1,390,000 to record the deferred tax liability arising from the reorganization of the Company's business from S-Corporation and partnerships to a taxable C-Corporation in connection with the Company's initial public offering in July 1997.

NET INCOME.   Net income for the nine months ended September 30, 1997 was
$1,582,000 as compared to $2,355,000 in the 1996 period, a decrease of $773,000 or 32.8%. On a pro forma basis, net income for the nine months ended September 30, 1997 and 1996 was $3,241,000 and $1,413,000, respectively, an increase of $1,828,000 or 129.4%. Pro forma net income is derived by providing a provision for income taxes as if the Company would have been a C-Corporation for all periods presented.

ANTICIPATED REVENUES FOR FISCAL YEAR ENDING DECEMBER 31, 1997

    The 1997 harvest of the Company's vineyards has been completed and the Company estimates that for the fiscal year ending December 31, 1997 it will record revenues from grape sales in excess of $17,000,000 and revenues from vineyard management, services and other fees in excess of $1,000,000. Although the Company believes these estimates are realistic, it should be noted that not all information used to derive amounts due from customers has been finalized as of the date of this report and actual revenues may differ from those projected above. The Company cautions that historical amounts of cost of goods sold and other expenses deducted in arriving at net income or historical ratios of costs and expenses to revenues may not provide an indication of gross profit or net income to be reported by the Company for fiscal 1997. See "--Special Note Regarding Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

    SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Following the application of the net proceeds from the Company's initial public offering, working capital increased to $17,148,000 at September 30, 1997 from $9,011,000 at September 30, 1996 and
$2,254,000 at December 31, 1996, increases of $8,137,000 and $14,894,000, respectively. Such increase is expected to reduce dependence on borrowings in the near-term to meet working capital and capital expenditure requirements.

    Under the Company's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop. The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November. In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year. Historically, SVI has obtained these funds pursuant to credit lines with banks.

    The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's anticipated working capital needs through early 1998. There were no amounts outstanding under this line at September 30, 1997 as it was repaid following the Company's initial public offering. This crop line expires on June 5, 1998.

    SVI also has long-term credit facilities which expire through June 2007 and provide for maximum borrowings totaling $6,856,000 which diminish annually through the expiration dates to a maximum allowable commitment of $3,432,000. At September 30, 1997, the outstanding amount owed by the Company was the maximum allowable commitment. The annual interest rates on these lines are based on the bank's "reference rate" and range from 8 1/2% to 9%.

    In addition, on June 23, 1997, the Company borrowed $3,000,000 under a short-term note payable with an expiration date of September 5, 1997. Proceeds from the short-term note payable and a portion of the borrowings under the long-term credit facilities were used to acquire a 370-acre vineyard known as Riverview Vineyard on June 26, 1997 for a total purchase price of approximately $5,500,000. The short-term note was repaid on July 30, 1997.

    The Company also has other long-term notes payable which, as of September 30, 1997, totaled approximately $11,877,000. These notes are primarily secured by deeds of trust, leasehold interests or equipment, and have interest rates based on the bank's reference rate plus 1/4% to 1 1/4%.

    Management expects that capital requirements will expand significantly to support expected future growth and that this will result in additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $8,400,000 in capital investment over the next three years and continued improvements of existing vineyards are expected to require approximately $4,000,000. Management believes it should be able to obtain long-term funds from its present lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.
See "--Special Note Regarding Forward-Looking Statements."

    Cash used in operating activities was $6,832,000 for the nine months ended September 30, 1997, compared to $6,288,000 for the same period in 1996, an increase of $544,000. The increase was primarily due to increases in trade receivables due to the increase in revenues from 1997 to 1996, and an increase in inventories due to an increase in deferred crop production costs.
 These increases were partially offset by deferred and current income taxes recorded in 1997 due to the conversion of the Company's income tax status from an S-Corporation to a C-Corporation.

    Cash used in investing activities was $11,566,000 for the nine months ended September 30, 1997, compared to $2,341,000 for the same period in 1996, an increase of $9,225,000. The increase was principally the result of additions to property, plant and equipment and an increase in a long-term receivable. The additions to property and equipment were primarily due to the Company's acquisition of a 370-acre vineyard known as Riverview Vineyard on June 26, 1997 for $5,500,000, improvements of the Company's existing vineyards, and ongoing development of approximately 374 acres of new vineyards. The increase in long-term receivables was for the costs incurred for the development of certain vineyards owned by a major client of the Company who has provided a letter of credit to secure repayment.

    Cash provided by financing activities was $21,639,000 for the nine months ended September 30, 1997, compared to $5,675,000 for the same period in 1996, an increase of $15,964,000. The increase was primarily due to the proceeds received in the Company's initial public offering in July 1997 of $20,700,000, which were offset by distributions to partners and shareholders of $3,673,000.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, (ii) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs , (iii) consumer demand and preferences for the wine grape varieties produced by the Company, (iv) general health and social concerns regarding consumption of wine and spirits, (v) the size and growth rate of the California wine industry, (vi) seasonality of the wine grape producing business, (vii) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages, (viii) competition from other producers and wineries, (ix) proposed expansion of the Company's wine business (x) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs,
(xi) the Company's dependence on a small number of clients for the purchase of a substantial portion of the Company's grape production, (xii) the availability of financing on terms acceptable to the Company and (xiii) the Company's labor relations. These and other factors, risks and uncertainties are discussed in greater detail under the caption " Risk Factors" in the Company's prospectus dated July 24, 1997 (File No. 333-27871) filed with the Securities and Exchange Commission on July 25, 1997. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         CHANGE IN SECURITIES - None

         USE OF PROCEEDS -

As part of the Company's initial public offering, the Company issued 2,000,000 and 300,000 shares, respectively, of its Class A Common Stock, $.001 par value (the "IPO Shares"), on July 30 and September 8, 1997. The offering terminated upon the consummation of the closing of the exercise of the underwriters' overallotment option on September 8, 1997. The IPO Shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-27871; effective date July 24, 1997) through a syndicate of underwriters, the representatives of which were Cruttenden Roth Incorporated, Laidlaw Equities, Inc. and Rodman & Renshaw, Inc. The IPO shares were offered and sold by the underwriters at an initial public offering price of $10.00 per share, resulting in aggregate gross offering proceeds of $23,000,000.

The Company incurred offering expenses in connection with this offering as follows:

         Underwriting discounts and commissions                 $1,725,000
         Expenses paid to or for underwriters                      575,000
         Other expenses                                            711,000
                                                                ----------
         Total expenses                                         $3,011,000
                                                                ----------
                                                                ----------

None of the above expenses were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

Through September 30, 1997, the Company has applied approximately $16,000,000 of the $19,989,000 in net offering proceeds as follows:

         Repayment of working capital indebtedness (1)          $ 9,200,000
         Development of vineyards in Hames Valley                 1,300,000
         Repayment of short-term note payable (1)                 3,000,000
         Working capital for existing vineyards and
              general corporate purposes                          2,500,000
                                                                -----------
         Total proceeds applied                                 $16,000,000
                                                                -----------
                                                                -----------

______________________
(1) In order to reduce net interest expense, the Company temporarily used a portion of the proceeds from the initial closing of the offering to repay outstanding indebtedness related to its acquisition of Riverview Vineyard with the intention of funding expenditures for acquiring and developing additional vineyard properties out of future borrowings under its lines of credit or other indebtedness. In this regard, the Company is evaluating long-term financing alternatives for the recently acquired Riverview Vineyard. See "Management's Discussion and Analysis of Financial
     Condition and Results of Operations - Liquidity and Capital Resources".


None of the above applications of the net offering proceeds were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are included herewith:

              27.1 Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1997               SCHEID VINEYARDS INC.



                                       /S/ Heidi M. Scheid
                                       --------------------------------------
                                       Heidi M. Scheid
                                       Vice President Finance and Chief
                                       Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)




                                       /S/ Ernest M. Brown
                                       --------------------------------------
                                       Ernest M. Brown
                                       Vice President and Secretary
                                       (Duly Authorized Officer and Principal
                                       Accounting Officer)