Form 10QSB/A
period 1997-06-30
SCHEID VINEYARDS INC
filed 1997-11-20
CIK 1039213

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A-1

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 000-22857

                                SCHEID VINEYARDS INC.
          (Exact name of small business issuer as specified in its charter)

                   Delaware                                   77-0461833
         (State or other jurisdiction                       (I.R.S. Employer
       of incorporation or organization)                   Identification No.)

       13470 Washington Blvd., Suite 300
          Marina del Rey, California                             90292
   (Address of principal executive offices)                    (Zip Code)

                                    (310) 301-1555
                 (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                SCHEID VINEYARDS INC.

                                  FORM 10-QSB/A-1


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a)   The following exhibits are included herewith:

                  Exhibit 27.1 Financial Data Schedule


          b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.


                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 1997                      SCHEID VINEYARDS INC.



                                             /s/ HEIDI M. SCHEID
                                             ---------------------------------
                                             Heidi M. Scheid
                                             Vice President Finance and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)




                                             /s/ ERNEST M. BROWN
                                             ---------------------------------
                                             Ernest M. Brown
                                             Vice President and Secretary
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)