Form 10KSB40
period 1997-12-31
SCHEID VINEYARDS INC
filed 1998-03-30
CIK 1039213

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 000-22857

                           SCHEID VINEYARDS INC.
               (Name of small business issuer in its charter)

            DELAWARE                              77-0461833
  (State or other jurisdiction         (I.R.S. Employer Identification
of incorporation or organization)                   Number)

    13470 WASHINGTON BLVD., SUITE 300
        MARINA DEL REY, CALIFORNIA                   90292
(Address of principal executive offices)           (Zip Code)

                               (310) 301-1555
                        (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:      $19,870,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market National Market System on March 20, 1998:
$24,725,000. The voting stock held by non-affiliates on that date consisted of 2,300,000 shares of Class A Common Stock.

Number of shares outstanding of each of the issuer's classes of common stock at March 20, 1998:
               Class A    2,300,000       Class B     4,400,000

Portions of the registrant's Proxy Statement for its May 28, 1998 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one)  Yes           No  X
                                                                ---         ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              FORM 10-KSB INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
Note Concerning Forward-Looking Statements                                     3

                              PART I
Item 1.    Business.                                                           3
Item 2.    Description of Property.                                           19
Item 3.    Legal Proceedings.                                                 20
Item 4.    Submission of Matters to a Vote of Security Holders.               20

                              PART II
Item 5.    Market for Common Equity and Related Stockholder Matters.          20
Item 6.    Management's Discussion and Analysis or Plan of Operation.         22
Item 7.    Financial Statements.                                              27
Item 8.    Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosures.                                             27

                              PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.                 27
Item 10.   Executive Compensation.                                            28
Item 11.   Security Ownership of Certain Beneficial Ownership and Management. 28
Item 12.   Certain Relationships and Related Transactions.                    28
Item 13.   Exhibits and Reports on Form 8-K.                                  28

Signatures                                                                    33


                  NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Business - Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

                                    PART 1

ITEM 1.    BUSINESS

OVERVIEW

     Scheid Vineyards Inc., a Delaware corporation ("SVI" or the "Company"), is a leading independent (I.E., not winery controlled) producer of premium varietal wine grapes. The Company currently operates approximately 5,150 acres of wine grape vineyards. Of this total, approximately 3,470 acres are operated for the Company's own account, and 1,680 acres are operated under management contracts for others. All of the properties currently operated by the Company are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

     The Company currently produces 14 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon, Chenin Blanc, Gewurztraminer and Sauvignon Blanc. The Company believes that its customers contract with SVI to assure a consistent, reliable source of high-quality premium grapes for their wines. The Company's two largest winery customers are Canandaigua Brands, Inc. ("Canandaigua") and International Distillers and Vintners North America, a subsidiary of Diageo plc, the surviving company from the merger of Grand Metropolitan plc and Guinness plc ("IDV"), the second and seventh largest U.S. wineries in terms of 1997 case shipments, respectively. These customers' labels include GLEN ELLEN, BEAULIEU VINEYARD, BLOSSOM HILL, CHRISTIAN BROS., INGLENOOK, PAUL MASSON, ALMADEN, DEER VALLEY, DUNNEWOOD, and TAYLOR CALIFORNIA CELLARS. Grape purchase contracts with IDV cover 64% of the Company's acreage and accounted for approximately 81% and 84% of the Company's 1997 and 1996 total revenues, respectively.

     The Company also has long-term grape purchase agreements with other well-known producers of ultra premium wines, including The Chalone Wine Group, Ltd., The Hess Collection Winery, Joseph Phelps Vineyards and Gundlach-Bundschu Winery. The terms of the Company's long-term grape purchase contracts extend to between 2001 and 2013, and have "evergreen" provisions requiring two or three years' prior written notice of termination. These contracts generally require the customers to purchase substantially all of the Company's production from specified vineyards at a formula price based upon the previous harvest year's sales prices in California's leading coastal regions, including Napa, Sonoma, Mendocino and Monterey Counties.

     The Company believes that selling its production through long-term contracts allows it to attain reliable sources of revenues and profits not available through sales on the yearly spot market or short-term contracts with wineries. This, in turn, has allowed the Company to implement long-term programs for upgrading vineyard productivity, increasing product quality and mechanizing its field operations. Because increased yields per acre do not significantly increase the Company's costs of operating vineyards, productivity improvements contribute substantially to gross profits. The Company has increased its yields of higher value and better quality wine grapes in recent years through a continuing redevelopment and improvement program begun in 1993, and anticipates continued increases in average yields until its redeveloped vineyards reach full maturity. Similar productivity improvements generally are anticipated in connection with vineyards that may be acquired in the future.

     The Company's executive offices are located at 13470 Washington Blvd., Suite 300, Marina del Rey, California 90292, telephone number (310) 301-1555, and its vineyard headquarters compound is located at 1972 Hobson Avenue, Greenfield, California 93927.

     The Company's business is conducted through a wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation ("SVI-Cal"). References in this Report to "SVI-Del" refer only to Scheid Vineyards Inc., the parent holding company. Unless otherwise required by the context, references in this Report to "SVI" and the "Company" include SVI-Del and SVI-Cal on a consolidated basis.

RECENT DEVELOPMENTS

     During the third quarter of 1997, the Company completed its initial public offering of 2,300,000 shares of its Class A Common Stock, from which the Company realized approximately $20 million in net proceeds.

     The 1997 harvest set new records for the Company for both tonnage and revenues. The 1997 grape production from vineyards owned by the Company was approximately 15,600 tons, generating revenues of approximately $18.6 million. In addition, the Company realized approximately $1.2 million of revenue from its vineyard and management services and other fees.

     In June 1997, the Company acquired the 370-acre Riverview Vineyard in Monterey County. This vineyard is planted with several grape varieties, including approximately 120 acres of Chardonnay and approximately 100 acres of Pinot Noir. The purchase price for this vineyard was approximately $5.5 million. The Company in 1998 intends to replant approximately 54 acres and to begin an improvement program of interplanting and trellis conversion. See "-New Vineyards and Redevelopment of Existing Vineyards".

     In 1997, the Company acquired a lease option for, and began development of, a 655 acre property in Hames Valley in Monterey County. The Company planted 207 acres of this property in 1997, and in March 1998 the Company exercised its option for an additional 200 acres under the Hames Valley lease which it has begun developing. In 1997, the Company also began to develop an additional 445 acres in Hames Valley for Canandaigua under a vineyard management contract. See "-New Vineyards and Redevelopment of Existing Vineyards".

     The Company sold grapes to 10 new customers in 1997, including Beringer Wine Estates, David Bruce Winery and Gundlach-Bundschu Winery and entered into new long-term grape purchase contracts for 175 acres. The terms of these new contracts extend to between 2007 and 2013 and have "evergreen" renewal provisions requiring two years prior written notice of termination.

COMPANY STRATEGY

     The Company's strategic objective is to become the leading independent producer of premium varietal wine grapes in California. The Company believes that its success to date has resulted from execution of a coherent strategy that includes the following elements:

     PRODUCE HIGH VALUE PREMIUM WINE GRAPES. The Company has consistently emphasized production of high value wine grapes that its customers can use to produce premium varietal wine. These varieties principally include Chardonnay, Cabernet Sauvignon and Merlot, in addition to other varieties that command premium prices. Throughout its history, SVI has consistently provided its customers with wine grapes that meet demanding specifications for quality, as measured by sugar content and other objective characteristics. The Company maintains an ongoing program of grafting, replanting and new vineyard development to conform its product mix to take advantage of trends in the wine industry. The Company believes it has developed an excellent reputation in the grape producing industry due to its emphasis on quality and performance. See "--The Company's Grape Production Operations--Grape Production."

     CONTINUE LONG-TERM RELATIONSHIPS WITH LEADING WINE PRODUCERS. The Company has had grape purchase contracts with IDV and its predecessors since 1972 and with Canandaigua and its predecessors since 1979. More recently, SVI has begun contracting for grape sales to smaller wineries with reputations for producing excellent wines such as The Chalone Wine Group, Ltd., Joseph Phelps Vineyards and The Hess Collection Winery. Substantially all of the Company's production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006 with pricing arrangements the Company considers favorable. See "--The Company's Grape Production Operations-- Grape Sales." The Company believes that its utilization of long-term contracts allows it to build long-term and mutually beneficial relationships with its customers and attain reliable sources of revenues not readily available to producers relying on the yearly spot market or short-term contracts with wineries.

     MAXIMIZE REVENUES AND PROFITABILITY PER ACRE. The Company invests in new equipment and the development of new and improved viticultural practices in order to increase the productivity and efficiency of its vineyards. These practices include methods of interplanting grape vines to increase vine density, new trellising systems designed to support more grape production while maintaining quality, and other state-of-the-art vineyard practices that facilitate increased production and mechanization. Because increased yields per acre do not significantly increase fixed or variable costs of operating vineyards, productivity improvements contribute substantially to gross profits. Due to its continuing redevelopment and improvement program begun in 1993 on approximately 1,900 acres, the Company believes that much of its acreage now produces significantly more higher value and better quality grapes. See "--The Company's Grape Production Operations--Viticultural Practices".

     ACQUIRE HIGH QUALITY VINEYARD PROPERTIES. The Company has developed a disciplined property acquisition strategy in order to increase its productive capacity and leverage its available management and equipment resources. Due to the significant capital required to own, improve and operate vineyards and the demographic structure in the California wine grape industry, SVI believes that there may be significant opportunities for acquisitions of existing vineyards. The Company plans to capitalize on the experience and reputation of its senior management to purchase existing vineyards and purchase or lease, for terms of up to 50 years, land that is suitable for vineyards in Monterey County and other regions in California. See "--New Vineyards and Redevelopment of Existing Vineyards".

CALIFORNIA WINE AND GRAPE INDUSTRY

     The market for California premium varietal table wines has grown significantly over the last 18 years. Since 1980, unit sales of these California wines have increased at an average 15% compound annual rate from approximately 6.6 million nine-liter cases to approximately 69.5 million nine-liter cases in 1997, according to Gomberg, Fredrikson & Associates. During the same time period, premium wine revenues grew at an average 18% compound annual rate to approximately $3.8 billion, or approximately 78% of total California table wine sales of approximately $4.8 billion, in 1997. The growth in California premium wine revenue reflects, among other things, an increase in U.S. per capita consumption of premium California table wines from 0.2 gallons in 1986 to 0.6 gallons in 1997.

     Notwithstanding the growth in table wine sales and per capita consumption, industry reports indicate that approximately 88% of all table wine sold in the U.S. is consumed by only 16% of the adult population between the ages of 21 and 59. Accordingly, the Company perceives significant room for growth in sales of California table wines, including premium wines.

THE COMPANY'S GRAPE PRODUCTION OPERATIONS

  VINEYARD OPERATIONS

     SVI currently owns or manages approximately 5,150 acres of wine grape vineyards in Monterey and San Benito Counties. These properties consist of approximately 3,470 acres in Monterey County operated for the Company's own account and approximately 1,680 acres operated under management contracts for others. As shown in the table below, the Company leases the underlying land for certain of its vineyards. Of the Company's approximately 3,227 net vine acres of wine grapes, approximately 2,050 net vine acres, or 64%, have been contracted for sale to IDV under long-term grape purchase contracts, approximately 400 net vine acres have been contracted for sale to other winery clients, approximately 468 net vine acres represent newly developed acreage planted by the Company in 1996, 1997 and 1998 which is not subject to grape purchase contracts, and approximately 309 net vine acres represent acreage recently acquired by the Company which is not subject to grape purchase contracts. In addition, the Company has an option to lease an additional 248 acres in Hames Valley, which it intends to begin developing with premium varietal wine grapes in 1999. See "--New Vineyards and Redevelopment of Existing Vineyards".

  GRAPE PRODUCTION

     SVI's tons per acre and overall yields of higher value varieties (E.G., Chardonnay, Cabernet Sauvignon and Merlot) have increased in recent years due to, among other factors, changes in product mix through grafting, replanting, increased vine density and improvements in wine grape production technology and know-how. See "--Viticultural Practices." In 1993, the Company began a major improvement and refurbishment program and took many acres out of production temporarily in order to graft or replant new rootstock. This planned decline in grape production, along with poor weather, caused grape sales revenues for 1993 and 1994 to be lower than they otherwise would have been and resulted in a significant decline in tonnage produced through 1996. In 1996, as replanted acreage started to mature, production of high value premium varieties increased. The Company believes that its production of high value wine grapes in these vineyards will continue to increase for the next few years as replanted and interplanted vines continue to mature. However, actual grape production varies according to the variety of grape produced, vine density, the quality and type of soil, water conditions, weather and other factors, and no assurances can be given that such production increases will occur with any predictability or at all. The following table shows SVI's net vine acres by variety from 1993 to 1998 and wine grape tonnage produced by SVI for 1997.

               NET VINE ACRES OWNED BY SVI AND TONS PRODUCED (1)

                                                            NET VINE ACRES                                           TONS
                                                            --------------                                           ----
VARIETY                    1993           1994           1995           1996           1997           1998           1997
-------                   ------         ------          -----         ------          -----          -----         ------
Chardonnay...............    552            574            656            756            901            880          5,886
Merlot...................     66            150            307            454            506            556          3,470
Cabernet Sauvignon.......    286            286            286            274            296            296          1,719
Sauvignon Blanc..........    171            133            133            133            133            121          1,190
Gewurztraminer...........    103            103            103            103            103             82            884
Pinot Noir...............     --             --             --             --            102            102            665
White Riesling...........    183            124            103             83             87             87            505
Chenin Blanc.............    350            302            228            187             84             84            487
Zinfandel................    138            107            107             83             83             83            257
Napa Gamay...............     39             39             39             39             39             20            240
Grenache(2)..............     49             49             28             28             28             28            134
Semillon.................     --             --             --             --             26              5            135
Souzao...................     --             --             --             --             10             10             38
Syrah....................     --             --             --             --             --             26              -
Early Burgundy...........     34             13             13             --             --              -             --
French Colombard.........     20             --             --             --             --              -             --
Replants/Grafts(3).......    325            436            313            164            255            327             --
New Acreage(4)...........     --             --             --             54            374            520             --
                          ------         ------          -----         ------          -----         ------
  Total Net Vine Acres...  2,316          2,316          2,316          2,358          3,027          3,227
                          ------         ------          -----         ------          -----         ------
                          ------         ------          -----         ------          -----         ------         ------
  Total Tons Produced.... 12,734         11,177          8,390         11,241             --                        15,610
                          ------         ------          -----         ------                                       ------
                          ------         ------          -----         ------                                       ------

___________
          (1) Includes the 370-acre Riverview Vineyard acquired by the Company in June 1997. In 1997, Riverview Vineyard production was approximately 626 tons of Chardonnay, 665 tons of Pinot Noir, 245 tons of White Riesling, 134 tons of Semillon and 38 tons of Souzao.

          (2) Includes 28 acres leased to Joseph Phelps Vineyards and operated by the Company for the account of Joseph Phelps Vineyards.

          (3) Replants/grafts are acres which are temporarily taken out of production due to grafting or replanting to change varieties. Acres are deemed to be back in production in the third crop year.

          (4) New acreage represents newly acquired bare ground which is in the development stage. The development stage is the first three years of the vineyard's life, when the Company expects little or no production.

  GRAPE SALES

          PRIMARY CUSTOMERS. The wine grape tonnage harvested from the Company's approximately 2,380 net vine acres in production (I.E., excluding vineyards under development or redevelopment) is largely subject to grape purchase contracts with a small number of well-known wine producing companies. The largest set of these contracts, representing approximately 87% of the Company's 1997 grape sales revenues and 81% of the Company's 1997 total revenues, is with IDV. IDV is a unit of Diageo plc, one of the world's largest wine and spirits sales companies, which is headquartered in the United Kingdom. In 1997, IDV was California's seventh largest wine producing company with sales of approximately 6.1 million cases of wine. The Company's contractual relationship with IDV's predecessor began in 1972 and has been continuous since that time. The Company believes that it is currently the largest supplier of wine grapes to IDV. The Company has sales contracts for substantially all of the balance of its wine grape production with Canandaigua, the second largest marketer of wine in the United States, and other wine producers, including The Chalone Wine Group, Ltd., Joseph Phelps Vineyards and The Hess Collection Winery. The Company also manages, as a contract vineyard operator, an aggregate of approximately 1,533 acres of wine grapes for IDV and Canandaigua, representing 91% of the total acres managed by the Company. See "--Vineyard Management Contracts."

     The terms of the Company's grape purchase contracts generally require the customers to purchase substantially all of the Company's production from specified vineyards at a formula price based upon the previous harvest year's sales prices for specified districts as reported in the Final Grape Crush Report published by the California Department of Food and Agriculture ("CDFA"). See "--Pricing." The contracts generally require the Company to deliver grapes meeting specified sugar levels and other quality measurements. Substantially all of the contracts call for payment in full within 30 days of delivery of the crop to the customer.

     The terms of the Company's long-term grape purchase contracts extend to between 2001 and 2013. Contracts covering most of SVI's acreage extend to 2006 and have "evergreen" renewal provisions whereby the contracts continue until either party gives a two or three years' prior written notice of termination. The Company believes that these evergreen provisions allow it time either to renegotiate the contract with its contracting customer or to find a new customer for the grape production before the contract terminates. See "-Cautionary Information Regarding Forward-Looking Statements - Dependence on Major Customers; Renewal of Grape Purchase Agreements."

     The Company has enjoyed excellent relationships with its customers that have been built over many years of satisfying customer needs for quality, timely delivery and service. Long-term supply arrangements benefit customers by providing a significant, reliable supply of high-quality grapes at predictable prices, and the Company believes that in many respects IDV and Canandaigua prefer their supply arrangements with the Company to the purchase of comparable amounts of grapes on the open market from multiple producers. These contracts also benefit the Company by providing reliable sources of revenues. SVI believes that these contracts are one of the major reasons for its past success, and it plans to rely upon these and similar contracts in the future. While contract terms are typically a function of market factors and it is not possible to know what the terms of the Company's future grape purchase arrangements will be, it is probable that any renewal or replacement of the Company's IDV and Canandaigua contracts, the majority of which will expire in 2006, and any purchase agreements covering new vineyards will have different terms. Among other potential contract terms, the Company intends to consider entering into long-term grape purchase contracts with generally fixed maximum and minimum prices per acre instead of prices per ton that are subject to annual variation. It is anticipated that such acreage contracts would provide for the customer to bear more of the crop risk than is typically borne by the Company under a tonnage contract.

     PRICING. Each year the CDFA publishes the Grape Crush Report on a preliminary basis on February 10, with a final report published on March 10. The Grape Crush Report discloses the prices, tons and certain quality standards of all grapes crushed for wine from each of California's 17 wine grape producing districts in the grape harvest of the previous autumn. The report is relied upon heavily by wineries and wine grape producers to negotiate contracts and establish grape prices, as well as by financial and other institutions who serve the wine industry.

     SVI's contract grape prices are established each year by formulas which are different for each of its customers. However, substantially all of its contracts utilize a formula which is used to calculate a price for each wine grape variety based on the previous year's prices in several specified CDFA reporting districts. For example, grapes from the Company's 1998 harvest, subject to these contracts, will be sold at prices based on the actual prices for the 1997 harvest reported in the Final Grape Crush Report published March 10, 1998. This enables both the Company and its customers to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year's harvest. These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices. The Company's grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino County grapes, which tend to be higher than prices for the same varieties produced in Monterey County. Some recent agreements use pricing formulas that are based more heavily on Monterey County data, which may also be the case for the renewal or replacement of the IDV and Canandaigua agreements and additional agreements covering new or replanted vineyards. The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of grapes for the primary varieties it has produced since 1994 based on the pricing formulas of its various contracts.

              WEIGHTED AVERAGE PRICES PER TON RECEIVED BY SVI (1)


Variety                   1994           1995           1996           1997          1998(2)
-------                   ----           ----           ----           ----          -------
Chardonnay.............  $1,092         $1,060         $1,188         $1,444         $1,572
Merlot.................   1,098          1,098          1,184          1,432          1,538
Cabernet Sauvignon.....   1,117          1,097          1,193          1,425          1,577
Zinfandel..............     582            623            790            971          1,113
Sauvignon Blanc........     649            682            742            902          1,031
Gewurztraminer.........     590            589            663            825            913
White Riesling.........     512            514            624            803            828
Napa Gamay.............      --             --             --            717            878
Chenin Blanc...........     417            420            482            666            766
___________


          (1) Prices for premium varieties have increased in recent years largely as a result of supply and demand conditions. Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will continue to increase or will match or exceed historical prices.

          (2) Based upon existing contracts, Company production estimates, and the 1997 Final Grape Crush Report released March 10, 1998.

  VITICULTURAL PRACTICES

     The Company continually investigates and experiments to develop enhanced viticultural practices in order to improve the yields of its vineyards and the quality of grapes it produces. Innovations developed or employed by SVI over the past ten years have included new grafting methods, interplanting, new trellis designs and improved machine harvesting technology and practices. In addition, the Company has experimented with increased vine densities in order to improve productivity.

  VINEYARD PRODUCTION CYCLE

     The vineyard production cycle begins each year in December, after completion of harvest. From December through March vines are pruned and tied to trellises, and damaged stakes, trellises, irrigation systems and other vineyard components are repaired or refurbished. After winter rains end, irrigation and cultivation of the vineyards begin and continue through the harvest season. Herbicides are applied as needed through the summer. Necessary applications of pesticides and fertilizer begin in the spring and continue until harvest. Grafting and planting also take place in the first four or five months of the year. As growth of the vines accelerates beginning in late spring, they are trained and tied, and excess leaves are sometimes pulled to promote more efficient growth of vines and fruit. Depending on the rate at which fruit ripens, harvest typically begins in late-August to mid-September and is completed by the end of October or early November. Direct farming costs currently range from $1,500 to $2,500 per acre over the course of the year for vineyards in full production, and revenues are realized at the time of harvest. Approximately one-half of annual production costs are incurred by June 30.

  CAPITAL INVESTMENT REQUIREMENTS FOR ACQUISITION, DEVELOPMENT AND IMPROVEMENT
    OF VINEYARDS

     Because of the increasing demand for premium wine, the Company's customers as well as other wineries have been seeking additional long-term sources of premium wine grapes. Accordingly, the Company's strategy is to expand its operations and grape production through the acquisition of existing vineyards and other properties that can be developed into new vineyards and the redevelopment of the Company's older vineyards. As discussed below, the Company has implemented this strategy through the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of up to 655 acres of undeveloped land in Hames Valley for vineyard development and the redevelopment of the Company's vineyards begun in 1993. The Company plans to expand its operations further, subject to the availability of capital and additional suitable properties on terms acceptable to the Company.

     Generally, significant amounts of fruit are not produced for three years from newly planted vines and for two years from vines which are grafted to a new variety. During this time, the Company incurs significant development and production costs that are not offset by revenues from these vineyards and must be financed from other sources. Newly planted vines that are four to five years of age and grafted vines that are three to four years of age generally begin to produce grapes in sufficient quantities to cover production costs and contribute to gross profit, subject to some variation due to the effects of factors such as geographic location, variety of grape grown, vine density, quality and type of soil, water quality and weather conditions.

     It has been the Company's experience that it currently costs approximately $15,000 to $18,000 per acre over a three-year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of land. Accordingly, the Company estimates that the current replacement value of its existing 3,470 acres is approximately $49 to $59 million, before cost of land and ignoring the amount of time necessary to produce grapes economically. The costs of redeveloping existing vineyards vary depending upon the condition of the vineyard and the scope of the redevelopment plan.

     Due to the acquisition and development of new vineyards and the redevelopment of existing vineyards, much of the Company's vineyard acreage has not yet reached full productive capacity. While there can be no assurance that the Company's properties will achieve their full productive capacity at the rate indicated, if at all, the Company believes that its existing acreage under development or redevelopment represents significant potential for revenue growth. The following table shows recent and anticipated maturity of the Company's vineyards. The table does not include 248 acres of undeveloped land located in Hames Valley that the Company has an option to lease and intends to begin developing in 1999.

                  MATURITY LEVELS OF SVI'S NET VINE ACRES (1)


                                                                          CROP YEAR
                                                   ---------------------------------------------------------
                                                    1997      1998      1999      2000       2001      2002
                                                    ----      ----      ----      ----       ----      ----
Acres five or more years old (at or near full
  production).....................................  1,999     2,093     2,210     2,374      2,875     3,227
Acres three and four years old (partial
  production).....................................    363       281       665       853        352        --
Acres one and two years old (not in
  production).....................................    665       853       352        --         --        --
                                                    -----     -----     -----     -----      -----     -----
  Total Acres.....................................  3,027     3,227     3,227     3,227      3,227     3,227
                                                    -----     -----     -----     -----      -----     -----
                                                    -----     -----     -----     -----      -----     -----


___________

(1) The net vine acreage shown above is SVI's planted acreage only. It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

     If the Company's vineyards under development mature consistently with historical experience and no significant problems are encountered, they should be at or near their full productive capacity in or about 2002. Therefore, acquisitions of producing vineyards will be required prior to 2002 to achieve production increases in excess of those anticipated from the Company's existing vineyards. In addition, acquisitions of producing vineyards or open land suitable for vineyard development will be required to sustain productivity increases after 2002 and moderate any productivity losses from the Company's existing vineyards due to grafting to new varieties, replanting with phylloxera-resistant rootstock, and various other factors that take vineyards out of production from time to time. See "--Uncertainty of Revenue Growth," "--Capital Requirements," and "--Risks Associated with Business Expansion and Acquisition Strategy" under "--Cautionary Information Regarding Forward-Looking Statements" below.

        NEW VINEYARDS AND REDEVELOPMENT OF EXISTING VINEYARDS

     HAMES VALLEY. In 1997, the Company acquired an option to lease, for a term of up to 50 years, approximately 655 acres of undeveloped land suitable for wine grape vineyards in Hames Valley, which is located approximately 45 miles south of the Company's vineyard headquarters. The Company exercised its option and began development on 207 acres in 1997 and, in the first quarter of 1998, exercised its option and began development on an additional 200 acres. Subject to unforseeable circumstances, the Company intends to exercise its option on the remaining acreage of 248 acres in 1999. This acquisition is expected to allow the Company to leverage its existing resources, and it establishes SVI in a region where it believes additional property suitable for premium wine grape production is available. The Company intends to secure long-term grape purchase contracts for the grape production from these new vineyards. There can be no assurance, however, that the Company will be successful in finding a winery or wineries which will agree to such long-term wine grape purchase contracts.

     After negotiating its own Hames Valley lease, SVI arranged for Canandaigua to lease an additional approximately 445 acres in Hames Valley. Pursuant to a long-term contract with Canandaigua, in 1997 SVI began to develop this acreage into vineyards that it will manage for Canandaigua. Under the contract, SVI receives monthly fees, equipment rental income and, when the vineyard begins to produce wine grapes, harvest fees. The Company has no investment in the vineyard because development money and working capital are provided by Canandaigua.

     RIVERVIEW VINEYARD. On June 26, 1997, the Company acquired a 370-acre vineyard known as Riverview Vineyard located approximately 12 miles north of SVI's vineyard headquarters. The purchase price was approximately $5.5 million. The vineyard is planted with several varieties, including approximately 120 acres of Chardonnay and 100 acres of Pinot Noir. The Company intends to secure long-term grape purchase contracts for the grape production from this new vineyard. There can be no assurance, however, that the Company will be successful in finding a winery or wineries which will agree to such long-term wine grape purchase contracts.

     REDEVELOPMENT OF EXISTING VINEYARDS. In 1993, SVI began a major improvement and refurbishment program at its vineyards in order to increase production and to upgrade its variety mix to those grapes that were expected to be in greater demand and sell at higher prices. From 1993 through 1997, the Company made capital expenditures at its vineyards of over $11.0 million, and the improvement and refurbishment program is continuing. From 1993 through 1997, the Company replanted or regrafted approximately 995 acres to higher value varieties and interplanted an additional 870 acres. In 1998, the Company is replanting approximately 152 acres and is interplanting approximately 322 acres. See "-Net Vine Acres Owned by SVI and Tons Produced."

  WATER SUPPLY

     The Company's vineyards are located in the Salinas Valley through which flows the Salinas River. The watershed of the Salinas Valley is from the Ventana Wilderness in the Los Padres National Forest and Santa Lucia range of coastal mountains. The Salinas River supplies a very large aquifer which is tapped by agricultural users. In addition, the Salinas River is fed by two large reservoirs, Lake Nacimiento and Lake San Antonio, which were built primarily for agricultural water supply purposes to serve the Salinas Valley. These reservoirs are maintained by the Monterey County Water Resource Agency. The Company drip irrigates all of its vineyards from wells located on or near its vineyards. The quality of the water obtained from the wells is good, and the wells have proven to be a plentiful and reliable source of water for the Company's operations, even during the drought years of the late 1980s. See "--Cautionary Information Regarding Forward-Looking Statements--Water."

VINEYARD MANAGEMENT CONTRACTS

     The Company manages, as a contract vineyard operator, approximately 1,680 acres in Monterey and San Benito Counties for four vineyard owners, including approximately 1,533 acres managed for IDV and Canandaigua. Pursuant to its management and harvest contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested. The Company's vineyard management contracts generally expire no earlier than the completion of harvest in years ranging from 2004 to 2012, and otherwise may be terminated by either party with one or two years' advance notice. In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards. The Company may enter into similar arrangements for other vineyard properties in the future.

WINE PRODUCTION AND SALES

     SVI began limited production of its own ultra premium varietal wines under the SCHEID VINEYARDS and SAN LUCAS VINEYARD labels in 1991. The Company has contracted for its wine production with Storrs Winery, a small producer of award winning wines located in Santa Cruz, California, approximately 50 miles from the Company's vineyard headquarters' compound. The Company currently subleases space in a 1,600 square foot building from Storrs Winery, including certain space dedicated for the Company's exclusive use in connection with its winemaking activities. In 1996, the Company obtained a winery license, and a tasting room was opened in April 1997 at the Company's vineyard headquarters' compound located on U.S. Highway 101 (a major north-south thoroughfare between San Francisco and Los Angeles) just south of Greenfield and north of King City in Monterey County.

     Production and sales have been limited to date. In 1996 and 1997, SVI produced approximately 2,000 and 4,000 cases, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot and White Riesling, using Company-grown grapes. While its actual wine production will depend on various factors, the Company currently plans to increase its annual production to approximately 5,000 cases by late 1998. As it increases wine production, the Company intends to distribute directly through its tasting room, restaurants, clubs and a few selected retailers. In 1997, the Company also offered a "wine dividend" to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company's wine at up to a 50% discount from the retail price. The Company intends to offer another "wine dividend" in 1998. SVI has not yet earned a profit on its wine business and cannot predict when, or if, these operations will become profitable. Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future. No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

COMPETITION

     Wine grape growing and wine production are extremely competitive. There are an estimated 800 commercial wineries which produce and market California table wine, approximately half of which produce fewer than 5,000 cases per year. Seven wineries account for approximately 71% of sales based on total California wine shipments in 1997. In addition, there are many sources of supply of wine grapes in California and in countries outside the United States. At the end of 1996, approximately 380,000 acres were planted to wine grapes in California according to the California Agricultural Statistics Service, and the number of planted acres is growing. Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year. Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area. To supplement the grapes they buy from independent producers, many wineries also own or lease vineyards to supply some of their grape needs. Certain major wineries, such as Robert Mondavi, are large wine grape producers and produce a significant proportion of the grapes they need to make wine. Substantial vineyard acreage is also owned by other wineries and more is being developed. There are no published data regarding the size of the wine grape production industry in California, and holdings of properties are not publicly reported. However, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

     In addition, there are numerous wine producers in Europe, South America, South Africa, Australia and New Zealand. All of these regions export wine into the United States. California grape and wine supply shortages, especially in red wines, have prompted some domestic national brand marketers to purchase wine from foreign sources. Most imports are bottled wines; however, some wineries have imported bulk wine in large tanks for bottling and sale in the United States. Imports to California for these purposes increased from approximately 279,000 gallons in 1995 to approximately 6 million gallons in 1996. Over 90% of the bulk wine imported for this purpose came from Chile and France.

ENVIRONMENTAL ISSUES

     SVI currently maintains 14 above-ground fuel storage tanks on its own vineyard properties to provide fuel to its various vehicles and machinery. These tanks have capacities ranging from approximately 500 to 10,000 gallons and are installed on concrete slabs with catch basins to protect the ground surface from any inadvertent release. No underground storage tanks are located on the Company's properties.

     The Company's current operations require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The usage and storage of these chemicals are, to varying degrees, subject to federal and state regulation. To the extent that the Company stores such chemicals, they are contained in a secured storage facility at the Company's vineyard headquarters' compound. The most toxic pesticide used by the Company, Furadan-TM-, is not stored on-site, but is delivered as needed by an unaffiliated company and applied to the vineyard under the supervision of a state-licensed applicator. The Company also maintains a comprehensive safety program supervised by the Company's human resources safety director and a licensed pest control advisor.

TRADEMARKS AND LABELS

     The Company is seeking to register a trademark relating to a specific slogan which the Company uses on souvenirs and paraphernalia sold at the Company's wine-tasting room. The Company also has wine labels approved by the Bureau of Alcohol, Tobacco and Firearms ("BATF"), including the SCHEID VINEYARDS and SAN LUCAS VINEYARD brand names.

EMPLOYEES AND LABOR RELATIONS

     The Company has approximately 63 full-time employees and employs seasonal and contract labor for vineyard development, pruning, harvesting and other related tasks during peak seasons. Field labor needs are seasonal, normally peaking at approximately 400 field workers at harvest, and dropping to a low of approximately 50 immediately after harvest. The Company also uses contracted labor for specialized work, such as grafting, and otherwise when necessary. The Company's union contract with the United Farm Workers, AFL-CIO ("UFW") expired on February 28, 1998, after being extended twice by mutual agreement since December 31, 1997, and negotiations for a new contract are continuing as of the date of this Report.
 See "-Cautionary Information Regarding Forward-Looking Statements - Labor Regulations and Union Contract."

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   AGRICULTURAL RISKS

     Wine grape production is subject to many risks common to agriculture that can materially and adversely affect the quality and quantity of grapes produced. These hazards include, among other things, adverse weather such as drought, frost, excessive rain, excessive heat or prolonged periods of cold weather. These weather conditions can materially and adversely affect the quality and quantity of grapes produced by the Company and its profitability. To the extent a grape producer's properties are geographically concentrated, the effects of local weather can be material. The vineyards owned by SVI are spread over a distance of approximately 70 miles, north to south, close to Highway 101 in Monterey County. Accordingly, adverse weather in the future could affect a substantial portion of the Company's vineyards in any year and have a material adverse effect on the Company's business, financial condition and results of operations.

     Vineyards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill vines. In recent years phylloxera, a louse that feeds on the roots of grape vines, has infested many vineyards in the wine grape producing regions of California and caused grape yields to decrease. Within a few years of the initial infestation, phylloxera can leave a vine entirely unproductive. Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, and most of the other wine grape producing areas of the state are affected to some degree. Phylloxera infestation can be reduced through use of the chemical pesticides Furadan-TM- and Enzone-TM-. While Furadan-TM- is still approved for use in Monterey County, its use is no longer legal in certain other viticultural regions of California, including Napa, Sonoma and Mendocino Counties. Furadan-TM- is currently under investigation by the Environmental Protection Agency which may result in the prohibition of its use. There can be no assurance that Furadan-TM- will continue to be available as a method of controlling phylloxera for the Company and, if its use is prohibited in Monterey County, the Company will rely more on the use of Enzone-TM-. If the use of Enzone-TM- is prohibited in Monterey County, however, there can be no assurance that the Company will be able to find a safe, cost-effective alternative.

     As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely. It takes approximately four to five years for a replanted vineyard to bear grapes in quantities sufficient for profitable operations. The Company estimates that it currently costs approximately $15,000 per acre to replant vineyards. Of the Company's approximately 3,227 net vine acres (I.E., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards) of wine grapes, approximately 2,464 net vine acres, or 76%, are planted or interplanted with phylloxera-resistant rootstock. The remaining approximately 763 acres are planted on non-resistant rootstock and are, therefore, potentially susceptible to phylloxera infestation. The Company is managing the non-resistant acres through application of Furadan-TM- and a program of selective replantings.

     Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix, twigbore, microflora and various grapevine diseases. Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss. Gophers, rabbits, deer, wild hogs and birds can also pose a problem for vineyards, and wine grape vines are also susceptible to certain virus infections which may cause reduction of yields. None of these currently poses a major threat to the Company's vineyards, although they could do so in the future and, at that time, will have the potential to subject the vineyards to severe damage.

   WATER

     The Company is dependent upon wells located on or near its vineyards for water to irrigate the vineyards, which wells are supplied by aquifers fed by the Salinas River and reservoirs operated by Monterey County. Although historically the quality of water from these wells has been good and the wells have consistently supplied a plentiful and reliable source of water, even during the drought years of the late 1980s, and the Company believes its sources of water will be available for the foreseeable future, it is possible that the Company's water supplies could be impaired in the future due to drought, contamination or other circumstances. An impairment in the Company's water supplies could adversely affect the business, financial condition and results of operations of the Company.

  DEPENDENCE ON MAJOR CUSTOMERS; RENEWAL OF GRAPE PURCHASE AGREEMENTS

     The majority of SVI's current grape production is contracted for sale to two winery customers, IDV, which accounted for approximately 81% of the Company's total revenues in 1997 and Canandaigua, which accounted for approximately 9% of its total revenues in 1997. The terms of the long-term grape purchase contracts with these customers extend to between 2001 and 2013. The majority of the contracts extend to 2006 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination. Although these contracts do not specifically provide for termination prior to expiration of their stated terms, it is possible that they could be terminated under various circumstances, including material breach. If these contracts are terminated, there can be no assurance that the Company will be able to replace IDV or Canandaigua as significant purchasers of its grape production or that the Company will be able to enter into agreements with other purchasers on similar terms. Termination of these contracts with IDV or Canandaigua could have a material adverse effect on the Company's business, financial condition and results of operations.

  UNCERTAINTY OF REVENUE GROWTH

     Approximately 65% of the Company's net vine acres are at or near full production, and a certain portion of the Company's vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors. While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company's existing properties is limited and the Company's ability to increase revenue depends ultimately upon its ability to acquire, develop and operate more vineyard properties. There can be no assurance that suitable properties will be available to the Company at prices that would make the Company's growth plans viable.

  FIXED COSTS AND REVENUE FLUCTUATIONS; UNCERTAINTY OF PROFITABILITY

     The Company incurs annual farming costs currently averaging approximately $1,500 to $2,500 per acre in production. These costs are incurred throughout the year preceding harvest and are relatively fixed. Revenues from grape sales are not realized until harvest and vary depending upon yields and prices. Vineyard productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time. Furthermore, grape prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future. Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

  CAPITAL REQUIREMENTS

     The farming of vineyards in production requires substantial amounts of working capital. Historically, the Company has relied heavily on short-term credit to finance its working capital requirements. Working capital requirements are expected to increase to support the expansion anticipated by the Company. There can be no assurance that the Company will be able to obtain financing when required or that such financing will be available on reasonable terms, and lack of access to adequate lines of credit or other capital sources could impair the Company's ability to grow and adversely affect the Company's business, financial condition and results of operations.

     Substantial capital expenditures are required to develop and acquire new vineyards and improve existing vineyards. The Company has made and intends to continue to make such expenditures to finance its expansion, and has incurred and plans to continue to incur indebtedness. As a consequence, (i) the Company has and will continue to have significant interest and principal repayment obligations, (ii) the Company's earnings and cash flows will be adversely affected by increases in interest rates, and (iii) the presence of this debt will limit the Company's ability to pay dividends on its common stock.

  RISKS ASSOCIATED WITH BUSINESS EXPANSION AND ACQUISITION STRATEGY

     SVI intends to expand its business through (i) new development of undeveloped properties suitable for premium varietal vineyards and (ii) acquisitions of developed vineyard properties. There can be no assurance that the Company will be able to locate suitable properties to buy or lease at viable prices, and any undeveloped properties acquired by the Company will require significant capital investment and several years of development before becoming productive. The Company does not expect to receive the full benefit from any newly planted vineyards for at least four to five years after planting due to the time required for the vines to mature and produce economic yields. In addition, the Company's ability to increase profits through acquisition depends to a significant degree upon the prices at which properties can be purchased or leased. Furthermore, increased acreage under management will create additional demands on Company management and may require the Company to hire and integrate more employees.

  WINE GRAPE SUPPLY AND DEMAND; PRICING

     Prices for premium California wine grapes are at historically high levels due to (i) a shortage of grapes due to a variety of factors and (ii) an increase in demand. Recent plantings of new vineyards, yield enhancements through technological advances, foreign competition and other factors are expected to increase supply. Furthermore, there can be no assurance that demand will not decline. Increases in supply or reductions in demand may cause California premium wine grape prices to decline significantly, and there can be no assurance that the prices received by the Company will continue to increase. Some declines in prices received by the Company should be expected, and these declines may be significant.

  COMPETITION; INDUSTRY FRAGMENTATION

     The wine grape industry is extremely competitive. Many of the Company's current and prospective competitors have substantially greater financial, production, personnel and other resources than the Company. The Company competes with many other producers of premium wine grapes in California, including a few thousand small independent (I.E., not winery controlled) wine grape producers who sell their production to wineries. Moreover, to a significant extent, wine grapes of a particular variety are fungible, and the ability of foreign producers to compete with the Company on the basis of price due to their lower production costs may have a negative impact upon the Company's profitability. In addition, the Company's principal winery customers compete with each other and with other wineries located in the United States and abroad.

  POSSIBLE TERMINATION OF VINEYARD MANAGEMENT AGREEMENTS

     Substantially all of the Company's vineyard management agreements with IDV, Canandaigua and Joseph Phelps Vineyards may be terminated in the event that Alfred G. Scheid and certain members of his family, cease to beneficially own, directly or indirectly, at least 51% of the capital stock of the Company. Sales to the public by members of the Scheid family or further public offerings by the Company may result in a change of control of the Company, which could result in termination of these agreements.

  LABOR REGULATIONS AND UNION CONTRACT

     California has many laws and regulations concerning labor in general and farm labor in particular. The Agricultural Labor Relations Board has promulgated many regulations concerning farm labor and a body of court decisions has developed. SVI is subject to many of these regulations, laws and precedents.

     The UFW is the major union representing farm labor and has represented SVI's farm workers since 1993. The Company's prior contract with the UFW expired on February 28, 1998 and, as of the date of this Report, the Company is in negotiations on a new contract with the UFW. The principal open issues in the current contract negotiations relate to non-economic issues, as the Company and the UFW have tentatively agreed upon economic terms that effectively continue the terms of the prior contract, which the Company believes was fair to both parties. Although the Company historically has had satisfactory labor relations, it has been picketed from time to time during the initial organization of its employees and during contract negotiations. No assurances can be given that a new contract with the UFW can be negotiated on the tentatively agreed upon economic terms and on other terms deemed acceptable to the Company. In addition, no assurance can be given that the UFW will not engage in, or that a new contract can be negotiated without, picketing, walk-outs, sit-downs, slow-downs or strikes or the threat of these actions by the UFW. The failure of the Company to maintain adequate labor relations on terms acceptable to the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

DEPENDENCE ON CONSUMER DEMAND

     Trends in consumer spending and changes in consumer tastes have a substantial impact on the wine industry and the Company's business. To the extent that wine purchases are negatively impacted by economic and other factors, or wine consumers reduce consumption of wine in favor of other beverages, demand for wine grapes could decrease.

GOVERNMENT REGULATION; TAXES

     SVI is subject to a broad range of federal and state regulatory requirements regarding its operations and practices. The Company's current operations and future expansion are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals. These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage, and other aspects of the Company's business.

     Wine production and sales are subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, the California Department of Alcohol Beverage Control and other state and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol. Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. Increases in excise taxes on wine, if enacted, could reduce demand for wine and wine grapes, which could materially and adversely effect the Company's business, financial condition and results of operations.

RELIANCE ON KEY PERSONNEL

     The Company believes its continued success depends to a significant extent on the active involvement of certain members of the Scheid family and the retention of its senior non-family executives. There can be no assurance that the key persons will remain in their management positions with the Company, and the loss of the services of any of the key persons could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL RISKS

     Ownership of real property creates a potential for environmental liability on the part of the Company. If hazardous substances are discovered on or emanating from any of the Company's vineyards and the release of hazardous substances (including fuels and chemicals kept by the Company on its properties for use in its business) presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances. See "--Enviromental Issues."

ITEM 2.   DESCRIPTION OF PROPERTIES.

     CORPORATE HEADQUARTERS. The Company's executive corporate office occupies approximately 5,685 square feet in Marina del Rey, California under a five-year lease with Tesh Partners, L.P., a limited partnership of which SVI is the general partner and four members of the Scheid family are limited partners. Each of these members of the Scheid family is a principal stockholder of the

Company. See the information incorporated by reference under "Item 12 --Certain Relationships and Related Transactions." The lease expires in 1999. The Company believes that its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

     VINEYARDS. The Company currently owns approximately 1,837 acres of land and leases approximately 1,633 acres of land underlying its vineyards, all of which are located in Monterey County, California. The four leases to which the Company is a party were entered into in 1973, 1979, 1996 and 1997, respectively, and each of the land leases has an initial term of approximately 30 years and options to extend for up to an additional 20 years. In addition, if the owner of any leased property decides to sell, the Company has rights of first purchase or first refusal. Substantially all of the Company's property, plant and equipment serves as collateral for long-term debt.


ITEM  3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1997.



                                    PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR CLASS A COMMON STOCK; RELATED INFORMATION

     The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "SVIN". The following table sets forth, for the fiscal quarter indicated, the high and low per share sales prices for the Class A Common Stock, as reported by Nasdaq:

                                                      HIGH        LOW
                                                      ----        ---
   1997
     Third quarter (commencing July 25, 1997).....   $11.875     $10.00
     Fourth quarter ..............................   $11.50      $8.125

     On March 20, 1998, there were 20 holders of record of the Company's Class A Common Stock and 14 holders of record of the Company's Class B Common Stock. For information concerning historical dividends and the Company's dividend policy, see "Item 6 - Management's Discussion and Analysis or Plan of Operation - Dividends and Distributions."

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     As part of the Company's initial public offering, the Company issued 2,000,000 and 300,000 shares, respectively, of its Class A Common Stock (the "IPO Shares"), on July 30 and September 8, 1997. The offering terminated upon the consummation of the closing of the exercise of the underwriters' overallotment option on September 8, 1997. The IPO Shares were issued in a registered offering pursuant to a Registration Statement on Form SB-2 (Commission File No. 333-27871; effective date July 24, 1997) through a syndicate of underwriters, the representatives of which were Cruttenden Roth Incorporated, Laidlaw Equities, Inc. and Rodman & Renshaw, Inc. The IPO Shares were offered and sold by the underwriters at an initial public offering price of $10.00 per share, resulting in aggregate gross offering proceeds of $23,000,000.

     The Company incurred offering expenses in connection with this offering as follows:

          Underwriting discounts and commissions             $1,725,000
          Expenses paid to or for underwriters                  575,000
          Other expenses                                        732,000
                                                             ----------
          Total expenses                                     $3,032,000
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

     Through December 31, 1997, the company has applied approximately $16,062,000 of the $19,968,000 in net offering proceeds as follows:

          Repayment of working capital indebtedness (1)     $ 9,200,000
          Development of vineyards in Hames Valley            1,362,000
          Repayment of short-term note payable (1)            3,000,000
          Working capital for existing vineyards and
            general corporate purposes                        2,500,000
                                                            -----------
          Total proceeds applied                            $16,062,000
                                                            -----------
                                                            -----------

          ------------
          (1) In order to reduce net interest expense, the Company temporarily used a portion of the proceeds from the initial closing of the offering to repay outstanding indebtedness related to its acquisition of Riverview Vineyard with the intention of funding expenditures for acquiring and developing additional vineyard properties out of future borrowings under its lines of credit or other indebtedness. In this regard, the Company is evaluating long-term financing alternatives for Riverview Vineyard.

     None of the above applications of the net offering proceeds were paid either directly or indirectly to directors, officers, general partners of the Company or its associates, to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES THERETO, AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN. THE INFORMATION IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. IN ADDITION, PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR FUTURE PERIODS. SEE "NOTE CONCERNING FORWARD-LOOKING STATEMENTS" AND "ITEM 1 - BUSINESS - CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS".

OVERVIEW

     Scheid Vineyards Inc. is a leading independent (I.E., not winery controlled) producer of premium varietal wine grapes. The Company currently operates approximately 5,150 acres of wine grape vineyards. Of this total, approximately 3,470 acres are operated for the Company's own account, and 1,680 acres are operated under management contracts for others. All of the properties currently operated by the Company are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

     Fiscal 1997 was an outstanding year for SVI. The Company achieved record sales and earnings, fueled by a record harvest of over 15,600 tons from Company-owned vineyards. In early 1997, the Company acquired an option to lease, for a term of up to 50 years, approximately 655 acres of undeveloped land suitable for wine grape vineyards in Hames Valley, which is located approximately 45 miles south of the Company's vineyard headquarters. Following partial exercises of the option, the Company began development on 207 acres in 1997 and an additional 200 acres in early 1998. Subject to unforeseeable circumstances, the Company currently intends to exercise its option on the remaining 248 acres in 1999. In June 1997, the Company acquired a 370-acre vineyard planted primarily with Chardonnay and Pinot Noir. In addition, during 1997, the Company signed several long-term purchase contracts with new winery clients, including The Hess Collection Winery, Gundlach-Bundschu Winery, Morgan Winery and The Chalone Wine Group, Ltd., covering approximately 175 acres, or 5% of the Company's net vine acreage, and entered into a new vineyard management contract covering approximately 445 acres. In the long term, the Company will continue its efforts to broaden its customer base and will seek additional long-term grape purchase contracts with new winery clients.

     The Company currently produces 14 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon, Chenin Blanc, Gewurztraminer and Sauvignon Blanc. Substantially all of the Company's current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006. The Company's two largest winery customers are International Distillers and Vintners North America ("IDV"), a subsidiary of Diageo plc and the seventh largest U.S. winery in terms of 1997 case shipments, and Canandaigua Brands, Inc. ("Canandaigua"), the second largest U.S. winery. Grape purchase contracts with IDV covered 64% of the Company's acreage as of December 31, 1997 and accounted for approximately 81% and 84% of the Company's 1997 and 1996 total revenues, respectively. Grape purchase contracts with Canandaigua accounted for approximately 9% and 7% of the Company's 1997 and 1996 total revenues, respectively. Thus, the Company is substantially dependent on IDV and Canandaigua and termination of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has had grape purchase contracts with IDV and its predecessors since 1972 and with Canandaigua and its predecessors since 1979.

SEASONALITY

     The wine grape business is extremely seasonal. Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sale in years subsequent to the harvest year, which may impact quarterly results.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997 AND 1996

     The following table sets forth certain statement of operations data for the years ended December 31, 1997 and 1996:

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                              1997       1996
                                                              ----       ----
                                                                (IN THOUSANDS)
     Revenues:
       Sales .............................................   $18,683     $10,769
       Vineyard management, services and other fees ......     1,187         922
                                                             -------     -------
                                                              19,870      11,691
     Cost of sales .......................................     6,222       4,544
                                                             -------     -------
     Gross profit ........................................    13,648       7,147
     General and administrative expenses .................     4,215       2,604
                                                             -------     -------
     Operating income ....................................     9,433       4,543
     Interest income/(expense) ...........................      (700)       (654)
                                                             -------     -------
     Income before provision for income taxes ............     8,733       3,889
     Provision for income taxes ..........................     3,887          44
                                                             -------     -------
     Income before deferred tax adjustment ...............     4,846       3,845
     Deferred income taxes from reorganization
       to C Corporation ..................................     1,390           0
                                                             -------     -------
     Net income ..........................................   $ 3,456     $ 3,845
                                                             -------     -------
                                                             -------     -------

     Pro Forma Amounts:
        Income before income taxes as reported ...........   $ 8,733     $ 3,889
        Pro forma income tax provision ...................     3,493       1,556
                                                             -------     -------
        Pro forma net income .............................   $ 5,240     $ 2,333
                                                             -------     -------
                                                             -------     -------

     REVENUES. SVI derives its revenues from three sources: (i) sales of wine grapes pursuant to long-term purchase contracts; (ii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iii) sales of wine and wine-related merchandise sold primarily through the Company's tasting room which opened in late April 1997. Sales (which include revenues from grape sales and from the sale of wine and wine-related merchandise) increased by 73.5% to $18,683,000 for the year ended December 31, 1997 from $10,769,000 in 1996, an increase of $7,914,000.

     Grape sales increased by 72.6% to $18,585,000 for the year ended December 31, 1997 from $10,769,000 in 1996, an increase of $7,816,000. The increase was due primarily to (i) a 32% increase in the average price per ton received on grape sales from 1996 to 1997 (contributing approximately $3,428,000 of the increase), (ii) a 31% increase in the yields produced by the Company's vineyards in operation during both years on acres harvested (contributing approximately $3,364,000 of the increase), and (iii) the acquisition of a 370-acre vineyard in June 1997 (contributing approximately $1,024,000 of the increase).

     Revenue from the sale of wine and wine-related merchandise at the Company's tasting room totaled $98,000 for the year ended December 31, 1997. The tasting room was opened in April 1997.

     Revenue from vineyard management, services and other fees increased by 28.7% to $1,187,000 for the year ended December 31, 1997 from $922,000 in 1996, an increase of $265,000. This increase was primarily due to the addition of a 445-acre long-term management contract in early 1997.

     GROSS PROFIT.   As a result of the factors discussed above, gross profit
increased by 91.0% to $13,648,000 for the year ended December 31, 1997 from $7,147,000 in 1996, an increase of $6,501,000. Gross profit on grape sales as a percentage of revenues increased to 67.0% in 1997 from 57.8% in 1996. The increase in gross profit is primarily the result of higher revenues related to increased yields and higher grape prices per ton in relation to relatively stable farming costs.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased by 61.9% to $4,215,000 for the year ended December 31, 1997 from $2,604,000 in 1996, an increase of $1,611,000. The increase was due primarily to costs associated with additional compensation and related benefits and overall office expense due to the expansion of the Company's business and its initial public offering, as well as promotional activities surrounding the opening and initial operations of the Company's tasting room.

     INTEREST EXPENSE, NET.   Net interest expense increased 7.0% to $700,000
for the year ended December 31, 1997 from $654,000 in 1996, an increase of $46,000. The increase in interest expense was primarily due to increased levels of borrowing by the Company to finance crop growing costs and the completion of certain vineyard development and improvement projects for which interest is capitalized instead of expensed during the development or
improvement period.   These increases were partially offset by an increase in
interest income on cash holdings of the Company from 1996 to 1997 as the result of funds received in the Company's initial public offering and from the increase in revenues from 1996 to 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to $3,887,000 for the year ended December 31, 1997 from $44,000 in 1996. The Company was an S Corporation for income tax purposes prior to the initial public offering in July 1997. The S Corporation election was terminated in connection with the public offering, upon which the Company became taxable as a C Corporation. As a result of the Company's prior S Corporation status, the Company's losses for the first seven months of 1997 were allocated to the Company's sole stockholder and were not available to offset the Company's income for the last five months of the year. This resulted in an effective tax rate for 1997 of 44.5%. The Company anticipates a 40% effective tax rate for future years.

     NET INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had net income before deferred tax adjustment for the year ended December 31, 1997 of $4,846,000 as compared to $3,845,000 in 1996, an increase of $1,001,000 or 26.0%.

     DEFERRED TAXES FROM REORGANIZATION OF S CORPORATION. The Company incurred a one-time noncash charge to earnings in the amount of $1,390,000 to record the deferred tax liability arising from the reorganization of the Company's business from an S Corporation and partnerships to a taxable C Corporation in connection with the Company's initial public offering in July 1997.

     NET INCOME.   Net income for the year ended December 31, 1997 was
$3,456,000 as compared to $3,845,000 in 1996, a decrease of $389,000 or
10.1%. On a pro forma basis, net income for the years ended December 31, 1997 and 1996 was $5,240,000 and $2,333,000, respectively, an increase of $2,907,000 or 124.6%. Pro forma net income is derived by providing a provision for income taxes as if the Company had been a C Corporation for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

     SVI's primary sources of cash historically have been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Primarily as a result of the application of the net proceeds from the Company's initial public offering, working capital increased to $15,665,000 at December 31, 1997 from $2,254,000 at December 31, 1996, an increase of $13,411,000. Such increase is expected to reduce dependence on borrowings in the near-term to meet working capital and capital expenditure requirements.

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

     The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's working capital needs. There were no amounts outstanding under this line at December 31, 1997 as it was repaid following the Company's initial public offering. This crop line expires on June 5, 1998, and the Company expects to replace the line prior to maturity. Although no assurances can be given, management believes that the Company's existing working capital and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 1998.

     SVI also has long-term credit facilities expiring through July 2007 that provide for maximum borrowings totaling $7,285,000, which diminish annually through the expiration dates to a maximum allowable commitment of $3,432,000. At December 31, 1997, the outstanding amount owed by the Company under these facilities was $6,857,000. The annual interest rates on these lines are based on the bank's "reference rate" and ranged from 8.59% to 8.79% at December 31, 1997.

     The Company also has other long-term notes payable which, as of December 31, 1997, totaled approximately $6,975,000. These notes are primarily secured by deeds of trust, leasehold interests or equipment and have interest rates based on the bank's reference rate plus 1/4% to 11/4%. At December 31, 1997, the weighted average interest rate on these notes payable was 8.78%.

     The Company also has a $7,500,000 bank line of credit, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. At December 31, 1997, the outstanding balance on this line of credit was $4,679,000. This line bears interest at the bank's reference rate (6.31% at December 31, 1997) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

     The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At December 31, 1997, the Company was in compliance with these covenants.

     Management expects that capital requirements will expand significantly to support expected future growth and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $7.3 million in capital investment over the next three years, and continued improvements of existing vineyards are expected to require approximately $8 million. Management believes it should be able to obtain long-term funds from its present lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

     Cash provided by operating activities was $4,685,000 for the year ended December 31, 1997, compared to $4,461,000 in 1996, an increase of $224,000. The increase was primarily due to non-cash deferred income taxes recorded in 1997 due to the conversion of the Company's income tax status from an S Corporation to a C Corporation and an increase in depreciation, amortization and abandonments from 1996 to 1997. These increases were partially offset by cash used for increases in inventories due to an increase in deferred crop production costs.

     Cash used in investing activities was $15,400,000 for the year ended December 31, 1997, compared to $5,962,000 in 1996, an increase of $9,438,000.
The increase principally was the result of additions to property, plant and equipment and an increase in a long-term receivable. The additions to property and equipment were primarily due to the Company's acquisition of the 370-acre Riverview Vineyard in June 1997 for $5,500,000, improvements at the Company's existing vineyards, and ongoing development of approximately 374 acres of new vineyards. The increase in long-term receivables was for the costs incurred for the development of certain vineyards owned by a major client of the Company and managed by the Company pursuant to a long-term contract, as described above.

     Cash provided by financing activities was $21,174,000 for the year ended December 31, 1997, compared to $1,966,000 in 1996, an increase of $19,208,000. The increase primarily was due to the net proceeds received in the Company's initial public offering of $19,968,000 and net increases to long-term and other debt of approximately $4,788,000, which were offset by distributions to partners and shareholders of $3,582,000.

YEAR 2000 ISSUE

     The Company has determined that the costs to address the Year 2000 issue (I.E., computer applications that use only two digits to identify a year and could produce erroneous results after 1999) are not material to the Company's business, operations or financial condition and that the consequences of an incomplete or untimely resolution of the Year 2000 issue for the Company's computer systems do not represent a known material event or uncertainty that management expects to affect future financial results. The impact of the Year 2000 on the Company's vendors and customers is not expected to be significant.

DIVIDENDS AND DISTRIBUTIONS

     The Company intends to retain its future earnings, if any, to fund the development and growth of its business and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future. In addition, the Company's principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

     In connection with the Company's initial public offering, the Company was reorganized from an S Corporation and partnerships to a C Corporation. During the fiscal years ended December 31, 1997 (prior to the reorganization) and December 31, 1996, the Company and these partnerships made cash stockholder and partner distributions totaling $3,582,000 and $468,000, respectively. The 1997 distributions were made at the time of the reorganization in respect of cumulative S Corporation earnings and income tax liabilities on partnership income.


ITEM 7.   FINANCIAL STATEMENTS

     The audited financial statements of the Company are set forth in this Report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this Item is set forth under the captions "Proposal No. 1 - Election of Directors - Information Concerning the Nominees" and " - Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

EXHIBIT
 NUMBER
-------
 2.1*     Exchange and Contribution Agreement, dated as of July 29, 1997, among
          Registrant and certain affiliated entities and stockholders of
          Registrant.

 3.1 Certificate of Incorporation (incorporated by reference to Exhibit number 3.1 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21, 1997).

 3.2      Bylaws (incorporated by reference to Exhibit number 3.2 to Amendment
          No. 2 to Registrant's Registration Statement on Form SB-2 filed July
          21, 1997).

 4.1* Warrant Agreement, dated as of July 30, 1997, by and among the Company, Cruttenden Roth Incorporated, Laidlaw Equities, Inc. and
          Rodman & Renshaw, Inc.

 4.2*     Form of Certificate Evidencing Ownership of Class A Common Stock of
          Scheid Vineyards Inc.

 4.3      Form of Certificate Evidencing Ownership of Class B Common Stock of
          Scheid Vineyards Inc.  (incorporated by reference to Exhibit number
          4.3 to Amendment No. 1 to Registrant's Registration Statement on Form
          SB-2 filed July 3, 1997).

 4.4 Form of Lock-Up Agreement between Cruttenden Roth Incorporated and the Scheid Vineyards Inc. Class B Common Stockholders (incorporated by reference to Exhibit number 10.2 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21,
          1997).

10.1* Form of 1997 Stock Option/Stock Issuance Plan, as amended and restated through March 10, 1998.(2)



10.2 Lease, dated as of January 1, 1997, by and among Sam Avila and Margaret J. Avila, as trustees under declaration of trust dated
          August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Laberere, and Sam
          Avila, and Margaret J. Avila, and Scheid Vineyards and Management Co.
          (incorporated by reference to Exhibit number 10.3 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)


10.3 Lease, dated as of January 1, 1996, by and between Echenique Ranch and Scheid Vineyards and Management Co., as amended by a Letter
          Agreement dated March 27, 1996 (incorporated by reference to Exhibit number 10.4 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)

10.4      Land Lease by and between William McHenry Bland and Monterey Farming
          Corporation and Addendum to Land Lease, dated September 26, 1973, by and between William McHenry Bland and Monterey Farming Corporation
          (incorporated by reference to Exhibit number 10.5 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.5      Lease, dated September 27, 1979, by and among Luis Echenique, Francis
          D. Echenique, Ricardo Echenique and Monterey Farming Corporation, as amended by (i) a Memorandum of Lease, dated September 27, 1979, (ii) an Amendment to Memorandum of Lease, dated September 4, 1987, (iii) a
          First Amendment to Lease, dated September 4, 1987, and (iv) a Second
          Amendment of Lease, dated September 4, 1987 (incorporated by reference to Exhibit number 10.6 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.6 + Vineyard Management Agreement, dated as of January 1, 1997, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and
          Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.7 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)

10.7 + Vineyard Management Agreement, dated as of January 1, 1996, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and
          Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.8 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)

10.8 + Grenache Vineyard Management Agreement, dated as of April 1, 1995, by and between Scheid Vineyards and Management Co. and Joseph Phelps
          Vineyards (incorporated by reference to Exhibit number 10.9 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

10.9+ Vineyard Management Agreement, dated as of April 1, 1995, by and between Scheid Vineyards and Management Co. and Joseph Phelps
          Vineyards (incorporated by reference to Exhibit number 10.10 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

10.10+ Vineyard Management Agreement, dated as of February 1, 1992, by and between Scheid Vineyards and Management Co. and John Hill and Richard
          Hill as co-trustees of the Hill Living Trust (incorporated by reference to Exhibit number 10.11 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.11a+   Vineyard Development and Management Agreement, dated as of
          December 1, 1995, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.12 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

10.11b* Amendment No. 1 to Vineyard Development and Management Agreement, dated as of March 28, 1997, by and between Heublein, Inc. and Scheid
          Vineyards and Management Co.(1)

10.12     Agricultural Credit Agreement (General Term Loan), dated October 6,
          1994, between Vineyard Investors 1972 and Sanwa Bank California
          (incorporated by reference to Exhibit number 10.15 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)



10.13     Business Loan Agreement, dated as of March 28, 1997, between Scheid
          Vineyards and Management Co. and Bank of America National Trust and
          Savings Association (incorporated by reference to Exhibit number
          10.20 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)


10.14+    Long Term Grape Purchase Contract, dated February 12, 1973, between
          Monterey Farming Corporation and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) a
          Letter Agreement, dated May 14, 1990, and (iii) an Amendment to Long
          Term Grape Purchase Contract, dated as of March 12, 1993, between
          Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.21 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.15+    Long Term Grape Purchase Contract, dated December 21, 1972, between
          Vineyard Investors 1972 and Almaden Vineyards, Inc., as amended by
          (i) a Memorandum of Understanding, dated August 6, 1987, (ii) an
          Amendment to Long Term Grape Purchase Contract, dated April 19, 1988, between Vineyard Investors 1972 and Heublein, Inc., (iii) a Second
          Amendment to Long Term Grape Purchase Contract, dated June 2, 1988,
          (iv) a Third Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993 and (v) a letter agreement, dated April 6, 1990
          (incorporated by reference to Exhibit number 10.22 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.16+    Long Term Grape Purchase Contract, dated February 12, 1973, between
          Monterey Farming Corporation, as General Partner on behalf of
          Vineyard 405, and Almaden Vineyards, Inc., as amended by (i) a certain Memorandum of Understanding, dated August 6, 1987, and (ii) an Amendment to Long Term Grape Purchase Contract, dated as of
          March 12, 1993, between Vineyard 405 and Heublein, Inc. (incorporated by reference to Exhibit number 10.23 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.17+ Long Term Wine Grape Purchase Agreement, dated as of March 12, 1993, by and between Scheid Vineyards and Management Co. and Heublein, Inc.
          (incorporated by reference to Exhibit number 10.24 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.18+    Grape Purchase Agreement, dated as of April 1, 1996, by and between
          Scheid Vineyards and Management Co. and The Hess Collection Winery
          (incorporated by reference to Exhibit number 10.25 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.19+    Grape Purchase Agreement, dated July 1, 1996, by and among Scheid
          Vineyards and Management Co., Stephen Dooley Wine Co., Inc. and The
          Chalone Wine Group, Ltd. (incorporated by reference to Exhibit number
          10.26 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)

10.20     Alternating Winery Agreement, dated November 30, 1995, by and between
          Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.27 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.21     Winery Services Agreement, dated January 1, 1996, by and between
          Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.28 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.22     Standard Office Lease, dated July 1, 1994, by and between Scheid
          Vineyards and Management Co. and Tesh Partners, L.P. (incorporated by reference to Exhibit number 10.29 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.23 Collective Bargaining Agreement, dated January 1, 1996, by and between Scheid Vineyards and Management Co. and United Farm Workers of America, AFL-CIO (incorporated by reference to Exhibit number
          10.30 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)



10.24*    Amended and Restated Buy-Sell Agreement, dated as of December 31,
          1997, by and among Scheid Vineyards Inc. and holders of Class B
          Common Stock.

10.25 Promissory Note, dated December 30, 1994, by Kurt Gollnick for the benefit of Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.32 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)


10.26 Individual Retirement Agreement, dated as of May 1, 1997, by and between Scheid Vineyards and Management Co. and Ernest M. Brown
          (incorporated by reference to Exhibit number 10.34 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21,
          1997).(1)(2)

10.27     Joint Agreement, dated as of March 27, 1997, by and among Samuel R.
          Avila and Margaret J. Avila, individually and as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti, as successor co-trustees of the testamentary trust of Joseph Labarere, Metropolitan Life Insurance Company, Scheid
          Vineyards and Management Co., Canandaigua West, Inc. and Canandaigua
          Wine Company, Inc. (incorporated by reference to Exhibit number 10.35 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

10.28     Water Supply Agreement, dated as of January 1, 1997, by Scheid
          Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.36 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.29     Agreement Regarding Water, dated as of January 1, 1996, by Luis
          Echenique, Ricardo Echenique and Margaret Echenique, Executrix of the
          Estate of Francis D. Echenique, in favor of each of Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.37 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.30     Easement Agreement, dated January 1, 1997, by Sam Avila and Margaret
          J. Avila, as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Labarere and Sam
          Avila and Margaret J. Avila and Scheid Vineyards and Management Co., in favor of Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.38 to Registrant's Registration Statement on Form
          SB-2 filed May 28, 1997).(1)

10.31*    Agricultural Credit Agreement, dated June 4, 1997, between Scheid
          Vineyards Inc. and Sanwa Bank.(1)

10.32     Vineyard Lease Agreement, dated as of April 1, 1995, by and between
          Vineyard Investors 1972 and Joseph Phelps Vineyards (incorporated by reference to Exhibit number 10.41 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.33+    Grape Purchase Agreement, dated as of May 9, 1997, by and between
          Scheid Vineyards Inc. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.42 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

10.34+    Grape Purchase Agreement, dated as of April 1, 1997, by and between
          Vineyard Investors 1972 and Stephen Dooley Wine Co., Inc.
          (incorporated by reference to Exhibit number 10.43 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.35 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Alfred G. Scheid (incorporated by reference to Exhibit number 10.44 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.36 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Scott D. Scheid (incorporated by reference to Exhibit number 10.45 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)



10.37 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Heidi M. Scheid (incorporated by reference to Exhibit number 10.46 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.38 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Kurt J. Gollnick (incorporated by reference to Exhibit number 10.47 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.39     Form of Indemnification Agreement (incorporated by reference to
          Exhibit number 10.48 to Amendment No. 1 to Registrant's Registration
          Statement on Form SB-2 filed July 3, 1997).(2)


21.1      List of Subsidiaries (incorporated by reference to Exhibit number
          21.1 to Amendment No. 1 to Registrant's Registration Statement on
          Form SB-2 filed July 3, 1997).
23.1*     Independent Auditors' Consent.

27.1*     Financial Data Schedule.

                                 ------------

          *    Electronically filed herewith.

          + Portions of this Exhibit have been deleted pursuant to the Registrant's request for confidential treatment pursuant to Rule 406 promulgated under the Securities Act.

          (1) The contracting party is a predecessor in interest to Scheid Vineyards California Inc., Registrant's wholly owned subsidiary.

          (2) Indicates a management contract or compensating plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)  Current Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Scheid Vineyards Inc.


                         By:     /s/ ALFRED G. SCHEID
                             ---------------------------
                                Alfred G. Scheid
                             CHIEF EXECUTIVE OFFICER
                          (PRINCIPAL EXECUTIVE OFFICER)



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                      DATE
         ---------                        -----                      ----
/s/ ALFRED G. SCHEID      Chairman of the Board and Chief       March 27, 1998
--------------------      Executive Officer (Principal
Alfred G. Scheid          Executive Officer)


/s/ HEIDI M. SCHEID       Vice President Finance, Chief         March 27, 1998
--------------------      Financial Officer, Treasurer and
Heidi M. Scheid           Director (Principal Financial
                          Officer)


/s/ SCOTT D. SCHEID       Vice President, Chief Operating       March 27, 1998
--------------------      Officer and Director
Scott D. Scheid


/s/ JOHN L. CRARY         Director                              March 27, 1998
--------------------
John L. Crary


/s/ ROBERT P. HARTZELL    Director                              March 27, 1998
--------------------
Robert P. Hartzell


/s/ ERNEST M. BROWN       Vice President, Secretary             March 27, 1998
--------------------      (Principal Accounting Officer)
Ernest M. Brown

                         INDEX TO FINANCIAL STATEMENTS

                                                             PAGE
                                                             ----
Independent Auditors' Report ..........................      F-2

Balance Sheets ........................................      F-3

Statements of Operations ..............................      F-4

Statements of Cash Flows ..............................      F-5

Statements of Equity ..................................      F-6

Notes to Financial Statements .........................      F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Scheid Vineyards Inc.:

     We have audited the accompanying balance sheets of Scheid Vineyards Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, cash flows and equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly in all material respects, the financial position of Scheid Vineyards Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
    -----------------------------
    Deloitte & Touche LLP

Los Angeles, California
February 13, 1998

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            NOTES       1997           1996
                                                                            -----       ----           ----
                                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................        2        $14,483        $ 4,024
  Accounts receivable, trade .........................................                     349            274
  Accounts receivable, other .........................................                     412              3
  Inventories ........................................................        3          1,102            100
  Supplies, prepaid expenses and other current assets ................                     813            819
                                                                                       -------        -------
    Total current assets .............................................                  17,159          5,220
PROPERTY, PLANT AND EQUIPMENT, NET ...................................       4,7        27,795         16,342
LONG-TERM RECEIVABLE .................................................        5          4,679          2,233
OTHER ASSETS, NET ....................................................                     236            274
                                                                                       -------        -------
                                                                                       $49,869        $24,069
                                                                                       -------        -------
                                                                                       -------        -------

                                          LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ..................................        7        $   660        $   458
  Notes payable to affiliates ........................................        8              -            807
  Note payable to stockholder ........................................        9              -          1,000
  Accounts payable and accrued liabilities ...........................                     519            497
  Accrued interest payable ...........................................                     315            204
                                                                                       -------        -------
    Total current liabilities ........................................                   1,494          2,966
LONG-TERM DEBT, NET OF CURRENT PORTION ...............................        7         17,851         11,458
DEFERRED COMPENSATION ................................................       11            662            584
DEFERRED INCOME TAXES ................................................       10            741              -
                                                                                       -------        -------
    Total liabilities ................................................                  20,748         15,008
                                                                                       -------        -------
COMMITMENTS AND CONTINGENCIES ........................................       12
EQUITY: ..............................................................      13,14
  Preferred stock, $.001 par value; 2,000,000 shares authorized; no
    shares issued and outstanding ....................................                       -              -
  Common stock,
    Class A, $.001 par value; 20,000,000 shares authorized;
    2,300,000 and no shares issued and outstanding in 1997 and
    1996, respectively
    Class B, $.001 par value; 10,000,000 shares authorized;
    4,400,000 and 97,413 shares issued and outstanding in 1997 and
    1996, respectively ...............................................                       7              2
  Additional paid-in capital .........................................                  21,797            124
  Retained earnings ..................................................                   7,317          5,621
  Partners' capital ..................................................                       -          3,314
                                                                                       -------        -------
                                                                                        29,121          9,061
                                                                                       -------        -------
                                                                                       $49,869        $24,069
                                                                                       -------        -------
                                                                                       -------        -------

                See accompanying Notes to Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                           STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                             NOTES       1997           1996
                                                             -----       ----           ----
REVENUES:
  Sales .................................................             $   18,683     $   10,769
  Vineyard management, services and other fees ..........                  1,187            922
                                                                      ----------     ----------
    Total revenues ......................................                 19,870         11,691
COST OF SALES ...........................................                  6,222          4,544
                                                                      ----------     ----------
GROSS PROFIT ............................................                 13,648          7,147
  General and administrative expenses ...................                  4,215          2,604
  Interest expense (net of interest income of $283,000
    in 1997 and $86,000 in 1996) ........................                    700            654
                                                                      ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES ................                  8,733          3,889
PROVISION FOR INCOME TAXES ..............................    10            3,887             44
                                                                      ----------     ----------
INCOME BEFORE DEFERRED TAX ADJUSTMENT ...................                  4,846          3,845
DEFERRED INCOME TAXES FROM
  REORGANIZATION TO C CORPORATION .......................     2            1,390              -
                                                                      ----------     ----------
NET INCOME ..............................................             $    3,456     $    3,845
                                                                      ----------     ----------
                                                                      ----------     ----------

BASIC AND DILUTED EARNINGS PER SHARE ....................     2       $     0.65     $     0.87
                                                                      ----------     ----------
                                                                      ----------     ----------

PRO FORMA AMOUNTS:                                            2
INCOME BEFORE INCOME TAXES AS REPORTED ..................             $    8,733     $    3,889
PRO FORMA INCOME TAX PROVISION ..........................                  3,493          1,556
                                                                      ----------     ----------

PRO FORMA NET INCOME ....................................             $    5,240     $    2,333
                                                                      ----------     ----------
                                                                      ----------     ----------

PRO FORMA NET INCOME PER SHARE ..........................             $     0.98     $     0.53
                                                                      ----------     ----------
                                                                      ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING .....................     2        5,344,000      4,400,000
                                                                      ----------     ----------
                                                                      ----------     ----------


               See accompanying Notes to Financial Statements.

                       SCHEID VINEYARDS INC. AND SUBSIDIARY

                             STATEMENTS OF CASH FLOWS
                              (AMOUNTS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1997           1996
                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................     $  3,456       $ 3,845
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation, amortization and abandonments .........        1,711           909
      Deferred compensation ...............................           78            71
      Deferred income taxes ...............................         (649)            -
      Deferred taxes arising from reorganization ..........        1,390             -
  Changes in operating assets and liabilities:
    Accounts receivable, trade ............................          (75)         (111)
    Accounts receivable, other ............................         (409)           62
    Inventories ...........................................         (956)          (46)
    Supplies, prepaid expenses and other current assets ...            6          (249)
    Accounts payable and accrued liabilities ..............          133           (20)
                                                                --------       --------
      Net cash provided by operating activities ...........        4,685         4,461
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Long-term receivable ....................................       (2,446)       (2,233)
  Additions to property, plant and equipment ..............      (12,994)       (3,742)
  Other assets ............................................           40            13
                                                                --------       --------
      Net cash used in investing activities ...............      (15,400)       (5,962)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt ..............................       22,589         7,267
  Repayment of long-term debt .............................      (15,994)       (4,833)
  Repayment of notes payable, affiliates ..................         (807)            -
  Repayment of note payable, stockholder ..................       (1,000)            -
  Proceeds from issuance of common stock ..................       20,700             -
  Stock offering costs ....................................         (732)            -
  Subchapter S distributions ..............................       (3,102)         (125)
  Partnership distributions ...............................         (480)         (343)
                                                                --------       --------
      Net cash provided by financing activities ...........       21,174         1,966
                                                                --------       --------
      Increase in cash and cash equivalents ...............       10,459           465
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............        4,024         3,559
                                                                --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................     $ 14,483       $ 4,024
                                                                --------       --------
                                                                --------       --------

                        See accompanying Notes to Financial Statements.

                    SCHEID VINEYARDS INC. AND SUBSIDIARY

                              STATEMENTS OF EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    Common Stock
                                                       ---------------------------------------
                                                                                                                     Retained
                                                       NUMBER OF      NUMBER OF                     Additional     Earnings and
                                                        CLASS A        CLASS B                       Paid-in        Partners'
                                                        SHARES         SHARES           AMOUNT       Capital        Capital
                                                       ---------      ---------         ------      ---------      ------------
BALANCE, JANUARY 1, 1996........................               -         97,413           $  2         $  124      $  5,558
   Subchapter S distribution....................               -              -              -              -          (125)
   Partnership distributions....................               -              -              -              -          (343)
   Net income...................................               -              -              -              -         3,845
                                                       ---------      ---------           ----      ---------      ---------
BALANCE, DECEMBER 31, 1996......................               -         97,413              2            124         8,935
   Recapitalization as Delaware corporation and
    contribution of partnership interests.......               -      4,302,587              3          1,707        (1,492)
   Subchapter S distribution....................               -              -              -              -        (3,102)
   Partnership distributions....................               -              -              -              -          (480)
   Issuance of common stock, net of costs.......       2,300,000              -              2         19,966             -
   Net income...................................               -              -              -              -         3,456
                                                       ---------      ---------           ----      ---------      ---------
BALANCE, DECEMBER 31, 1997                             2,300,000      4,400,000           $  7      $  21,797      $  7,317
                                                       ---------      ---------           ----      ---------      ---------
                                                       ---------      ---------           ----      ---------      ---------

               See accompanying Notes to Financial Statements.

                     SCHEID VINEYARDS INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


1. ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION -- The principal business of the Company is the management and farming of approximately 5,150 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

     The Company has long-term grape purchase agreements with several wineries whereby the wineries agree to purchase substantially all of the Company's current grape production. These contracts generally expire no earlier than the completion of harvest in years ranging from 2001 to 2013 and are extended if neither party cancels two or three years before the expiration date. The largest set of these winery contracts with a single customer covers approximately 64% of the Company's acreage and accounted for approximately 81% and 84% of the Company's total revenues in 1997 and 1996, respectively.

     BASIS OF PRESENTATION -- In connection with the Company's initial public stock offering as described below, the Company formed Scheid Vineyards Inc., a Delaware corporation ("SVI-Del"). SVI-Del conducts all of its business through its wholly-owned subsidiary, Scheid Vineyards California Inc., a California corporation ("SVI-Cal").

     On July 30, 1997, SVI-Del completed its initial public offering of 2,000,000 shares of Class A Common Stock, par value $.001 per share. On September 3, 1997, the underwriters of the Company's public offering exercised their over-allotment option to purchase 300,000 additional shares of Class A Common Stock. The increase in net worth due to the public offering totaled approximately $19,968,000, after deduction of offering-related expenses.

     The Company reported its operations through the date of the Exchange Transaction described below on a combined basis. Since the date of the Exchange Transaction, the Company reports its operations on a consolidated basis. All significant intercompany balances have been eliminated in the combination and consolidation.

     EXCHANGE OF PARTNERSHIP UNITS AND LIMITED LIABILITY COMPANY INTERESTS FOR CLASS B COMMON STOCK -- Immediately prior to the date of the Company's initial public stock offering, SVI-Cal was the general partner of two California limited partnerships, Vineyard Investors 1972 ("VI-1972") and Vineyard 405 ("V-405") and a member of a California limited liability company, Quadra Partners LLC ("Quadra Partners"). SVI-Cal and VI-1972 were the only limited partners of V-405. In connection with the Company's public offering, SVI-Del was formed to act as a holding company for SVI-Cal. The capital stock of SVI-Cal held by its sole stockholder, the membership interests held by all members (other than SVI-Cal) of Quadra Partners, and the limited partnership units held by all limited partners (other than SVI-Cal) in VI-1972 were contributed to SVI-Del in exchange for (i) 4,400,000 shares of Class B Common Stock of SVI-Del (the "Exchange Transaction") and
(ii) a commitment by SVI-Cal to make the distributions described below. SVI-Del, as part of the Exchange Transaction, simultaneously contributed such limited partnership units in VI-1972 and such membership interests in Quadra Partners to SVI-Cal. As a result, each of VI-1972, V-405 and Quadra Partners was terminated and dissolved, and SVI-Cal succeeded to their respective assets and liabilities.

     For periods prior to the Exchange Transaction, the term "Company" refers collectively to SVI-Cal, VI-1972, V-405 and Quadra Partners on a combined basis, and for periods following the Exchange Transaction, the term "Company" refers collectively to SVI-Del and SVI-Cal on a consolidated basis.

     Prior to the Exchange Transaction, the financial statements were based upon the historical cost of assets and liabilities except that assets related to limited partnership interests purchased from unrelated partners were recorded at the cost of acquisition.

     DISTRIBUTIONS -- Immediately prior to the offering, SVI-Cal's cumulative S Corporation earnings in the amount of $3,102,000 were distributed to its stockholder. In addition, a distribution of approximately $480,000 was made to the limited partners of VI-1972 (immediately prior to the Exchange Transaction) to pay income taxes on income from the partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996, substantially all cash balances were on deposit with the Company's major bank. Cash invested in short-term commercial paper with one large corporation totaled $12,000,000 at December 31, 1997.

     INVENTORIES -- Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes the cost of grown grapes, harvesting, production, aging and bottling, and tasting room merchandise. Wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories will be aged for periods longer than one year. Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the grapes are harvested. On a quarterly basis, the Company evaluates the cost of its inventories and reduces such inventories to market if required.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years. Development costs incurred during the development period of a vineyard including related interest are capitalized. Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year.

     REVENUE RECOGNITION -- The Company recognizes revenue from grape sales when the grapes are delivered to the winery. The Company does not have any allowance for returns because grapes are tested and accepted upon delivery. Vineyard management and other services are recognized as provided.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair values of accounts receivable and accounts payable approximate book value because of their short duration. Long-term receivables and long-term debt approximate book value because such financial instruments have variable, market driven, interest rates.

     IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF -- Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value, less cost to sell. There have been no such impairments or write-downs to date.

     INCOME TAXES -- Prior to the date of the Exchange Transaction, SVI-Cal elected to be treated as an S Corporation for federal income tax and California franchise tax purposes. Pursuant to this election, net income or loss of SVI-Cal was included in the income tax returns of the stockholder. Consequently, no federal income tax provision has been recorded in the accompanying financial statements through the date of the Exchange Transaction. However, under California state law, a franchise tax equal to 1 1/2% of taxable income is imposed upon S Corporations and is provided for in the accompanying financial statements through the date of the Exchange Transaction. VI-1972, V-405 and Quadra Partners were treated as partnerships for federal and state income tax purposes such that their income or loss was included in the taxable income of the partners.

     The Exchange Transaction resulted in the termination of SVI-Cal's S Corporation status. As a result, the Company currently pays income taxes at the corporate level. The pro forma income tax provision in the statements of operations is based upon an assumed 40% federal and state income tax rate.

     In connection with the conversion of SVI-Cal's S Corporation status to C Corporation status, the Company was required by SFAS No. 109, "Accounting for Income Taxes" to record deferred tax liabilities and deferred tax assets. Such change resulted in a net charge to earnings of $1,390,000 upon the conversion to C Corporation status. This one-time charge is a result of differences in the accounting and tax treatment of certain of the Company's assets and liabilities and is reflected through (i) an increase in deferred income tax liabilities, partially offset by (ii) an increase in the Company's deferred tax assets.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

     EARNINGS PER SHARE AND CLASSES OF COMMON STOCK - The weighted average shares outstanding in the statements of operations for the year ended December 31, 1996 and through the effective date of the Exchange Transaction are based upon the 4,400,000 shares of Class B Common Stock outstanding after giving pro forma effect to the Exchange Transaction. The weighted average shares outstanding since the date of the Exchange Transaction are based on the actual weighted average shares of Class A and Class B Common Stock outstanding since the date of the Exchange Transaction. The Company adopted the provisions of SFAS No.128, "Earnings per Share" in 1997. The adoption had no effect on the presentation of prior period disclosures. The effect of outstanding stock options and warrants on the weighted average shares was immaterial for the periods presented.

3. INVENTORIES

     Inventories consist of the following:

                                                          1997           1996
                                                          ----           ----
    Bulk and bottled wine .............                $  612,000      $  56,000
    Deferred crop costs ...............                   458,000         44,000
    Tasting room merchandise ..........                    32,000              -
                                                       ----------       --------
      Total                                            $1,102,000       $100,000
                                                       ----------       --------
                                                       ----------       --------


4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                          1997           1996
                                                          ----           ----
    Land and buildings...............................  $ 6,515,000   $ 3,616,000
    Vineyard improvements............................   16,972,000    10,274,000
    Vineyard improvements under development..........    8,396,000     6,111,000
    Machinery and equipment..........................    3,598,000     2,696,000
                                                       -----------   -----------
      Total                                             35,481,000    22,697,000
    Less accumulated depreciation and amortization...    7,686,000     6,355,000
                                                       -----------   -----------
    Property, plant and equipment -- net.............  $27,795,000   $16,342,000
                                                       -----------   -----------
                                                       -----------   -----------


5. LONG-TERM RECEIVABLE

     The Company has a contract to redevelop certain vineyards owned or controlled by a major client. The current contract calls for the expenditure of approximately $7,500,000 over a three-year period. The funds for this project are being borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7). The interest rate and payment terms of this receivable are the same as the related note payable. The note payable to the bank is secured by a letter of credit provided by the client and by the management contract. The contract calls for the payment of this receivable by the client's payment of the six annual principal installments under the line, beginning January 5, 2000. Under the contract, the client is responsible on an annual basis for determining the nature and amount of budgeted expenditures for the year. The client is obligated to advance the budgeted costs to the Company on a monthly basis, which are funded out of draws under the line of credit.

6. LINES OF CREDIT

     The Company had two Agricultural Credit Agreements with a bank which provided for maximum aggregate borrowings of $3,900,000 through July 5, 1997. No amounts were outstanding under these agreements at December 31, 1996.

     On June 4, 1997, the Company replaced the two crop line of credit agreements with a crop line of credit which provides for maximum borrowings of $10,500,000 through June 5, 1998. Borrowings are secured by crops and other assets with interest due quarterly at the bank's reference rate. No amounts were outstanding under this agreement at December 31, 1997.

     The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth amounts, and current and debt to net worth ratios. The Company was in compliance with all financial provisions of the agreement.


7. LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                 1997          1996
                                                                 ----          ----
   Revolving/Declining Line of Credit Agreement with a
     bank which provides for a maximum borrowing of
     $3,000,000 diminishing annually to a maximum
     allowable commitment of $1,071,000, which is
     due on July 5, 2005. The line of credit is
     secured by a leasehold interest in 707 vineyard
     acres. Interest is payable quarterly at the
     lower of a bank-quoted fixed rate or 3/4% over
     the bank's reference rate (8.79% at
     December 31, 1997)..................................   $  2,572,000    $   327,000

   Revolving/Declining Line of Credit Agreement with a
     bank which provides for a maximum borrowing of
     $2,835,000 diminishing annually to a maximum
     allowable commitment of $1,775,000, which is
     due on July 5, 2007. The line of credit is
     secured by a leasehold interest in 405 vineyard
     acres. Interest is payable quarterly at the
     lower of a bank-quoted fixed rate or 1/4% over
     the bank's reference rate (8.59% at
     December 31, 1997) ................................       2,835,000              -

   Revolving/Declining Line of Credit Agreement with a
     bank which provides for a maximum borrowing of
     $1,450,000 diminishing annually to a maximum
     allowable commitment of $586,000, which is due
     on July 5, 2007. The line of credit is secured
     by a leasehold interest in 352 vineyard acres.
     Interest is payable quarterly at  the lower of
     a bank-quoted fixed rate or 1/4% over the
     bank's reference rate (8.59% at December 31,
     1997) .............................................       1,450,000              -

   Note payable to bank, with interest at the lower of
     a bank-quoted fixed rate or the bank's
     reference rate plus 3/4% (8.79% at December
     31, 1997), principal due in annual installments
     through July 5, 2005, secured by trust deed on
     707 vineyard acres ................................       1,350,000      1,425,000

   Note payable to bank, with interest at the bank's
     reference rate plus 1/4%, principal due in
     annual installments through December 31, 1998,
     refinanced in June 1997 ...........................               -      1,434,000

   Note payable to bank, with interest at the lower of
     a bank-quoted fixed rate or the bank's
     reference rate plus 3/4% (8.79% at December
     31, 1997), principal due in annual installments
     through October 5, 2004, secured by first deed
     of trust on 1,063 acres of real property ..........       5,050,000      5,200,000

   Note secured by business residential real property,
     due November 1, 2014, variable interest payable
     monthly based on the Wall Street Journal Index
     with maximum ceiling of 18% (8.5% at
     December 31, 1997)................................         435,000         435,000


7. LONG-TERM DEBT (CONTINUED)

   Various notes payable, with terms of interest at
     3/4% to 1 1/4% over the bank's reference rate,
     secured by deeds of trust, leasehold interest
     or equipment .....................................         140,000         862,000

   Note payable to bank represents borrowings on a
     $7,500,000 line of credit, which bears interest
     at the bank's reference rate (6.31% at December
     31, 1997). The note is secured by a letter of
     credit provided by a major client, and is used
     for costs incurred for the development of
     certain vineyards owned by the client (see Note
     5). Principal due in six annual installments
     beginning January 5, 2000 ........................       4,679,000       2,233,000
                                                            -----------     -----------
       Total ..........................................      18,511,000      11,916,000
   Less current maturities.............................         660,000         458,000
                                                            -----------     -----------
   Long-term portion...................................     $17,851,000     $11,458,000
                                                            -----------     -----------
                                                            -----------     -----------

     Principal payments required on long-term debt for each of the next five years ending December 31 are as follows:

     1998 ........................................        $   660,000
     1999 ........................................            660,000
     2000 ........................................          1,182,000
     2001 ........................................          1,270,000
     2002 ........................................          1,410,000
     Thereafter ..................................         13,329,000
                                                          -----------
     Total .......................................        $18,511,000
                                                          -----------
                                                          -----------

     Substantially all of the Company's property, plant and equipment serves as collateral for long-term debt.


8. NOTES PAYABLE TO AFFILIATES

     The Company had notes payable to various affiliates in the amount of $807,000 at December 31, 1996, with interest at the rate of 5.75%. These notes were repaid in March 1997.


9. NOTE PAYABLE TO STOCKHOLDER

     The Company had a note payable at December 31, 1996 to its stockholder of $1,000,000 which bore interest at the bank's reference rate plus 1.4%. The note was repaid in April 1997.

10. INCOME TAXES

     Significant components of the Company's net deferred tax liability at December 31, 1997 are as follows.

     Deferred income tax assets:
      Deferred compensation .....................        $  284,000
      State income taxes ........................           403,000
      Miscellaneous reserves ....................            86,000
                                                         ----------
                                                            773,000
     Deferred income tax liabilities:
      Depreciation ..............................        (1,514,000)
                                                         ----------
     Net deferred income tax liability ..........       $  (741,000)
                                                         ----------
                                                         ----------

     The provision for income taxes is as follows:

                                                  1997          1996
                                                  ----          ----
     Current:
       Federal .........................      $3,600,000       $     -
       State ...........................         936,000        44,000
                                              ----------       -------
     Total .............................       4,536,000        44,000
                                              ----------       -------
     Deferred:
       Federal..........................        (576,000)            -
       State ...........................         (73,000)            -
                                              ----------       -------
     Total .............................        (649,000)            -
                                              ----------       -------
     Total provision for income taxes ..      $3,887,000       $44,000
                                              ----------       -------
                                              ----------       -------

     The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

                                                  1997          1996
                                                  ----          ----
     Federal statutory rate ................      34.0 %         34.0 %
     Losses (income) allocated to ..........
       Subchapter S Corporation
       shareholder .........................       4.0          (34.0)
     State taxes, net of federal benefit ...       6.5            1.1
                                                  ----          -----
     Total .................................      44.5 %          1.1 %
                                                  ----          -----
                                                  ----          -----


11. DEFERRED COMPENSATION

     The Company has a non-qualified deferred compensation arrangement with an employee. The arrangement provides for annual payments of $100,000 commencing upon the employee's retirement. The deferred compensation liability included in the accompanying balance sheets represents the net present value at 7% of the expected future payments. Compensation expense related to the arrangement was $78,000 and $71,000 for the years ended December 31, 1997 and 1996, respectively.

12. COMMITMENTS AND CONTINGENCIES

     LEASE OBLIGATIONS -- The Company has various operating lease agreements for office space and farm land. The lease for office space is with a related partnership and runs until 1999. The rent is currently $102,000 annually. Farm land leases cover approximately 1,433 acres with unexpired terms ranging from 7 to 30 years.

     Certain leases provide for options to renew, contain adjustment clauses based upon the prevailing market rate or Consumer Price Index, and also provide for payments of taxes, insurance and maintenance costs.

     Aggregate minimum rental expense for each of the next five years ending December 31 is as follows:

     1998 .........................................       $  517,000
     1999 .........................................          517,000
     2000 .........................................          414,000
     2001 .........................................          414,000
     2002 .........................................          414,000
     Thereafter ...................................        3,896,000

     Rent charged to operations was $485,000 and $388,000 for the years ended December 31, 1997 and 1996, respectively.

     PENSION PLANS -- The Company has two 401(k) Profit Sharing Plans. The first plan is for the benefit of the Company's employees who are covered by the United Farm Workers of America Collective Bargaining Agreement. All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period. The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to the union employees' plan amounted to $35,000 for each of the years ended December 31, 1997 and 1996.

     The second plan covers the Company's non-union employees. All non-union employees of the Company are eligible to participate in the plan after one year of employment. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to this plan amounted to $22,000 and $27,000 for the years ended December 31, 1997 and 1996, respectively.


13. COMMON STOCK

     In connection with the stock offering (see Note 1), the Company sold 2,300,000 shares of Class A Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes on all matters submitted to a vote of the stockholders. The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors, rounded up to the nearest whole number, of the Company and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically upon transfer to a person other than certain specified persons. Except for the differing voting rights, the shares of Class A and Class B common stock have substantially identical rights, preferences and privileges.

     In addition, the Company granted warrants to purchase 200,000 shares of common stock to the representative of the underwriters of the offering. The warrants are exercisable at $14.00 per share any time between July 24, 1998 and July 24, 2002.


14. STOCK OPTION PLAN

     In 1997, the Board of Directors of the Company adopted the 1997 Stock Option/Stock Issuance Plan (the "Plan"), authorizing the issuance of qualified or non-qualified stock options to directors, officers, employees, consultants and others to purchase up to 200,000 shares of the Company's Class A Common Stock at prices equal to the fair value of the Company's stock at the date of grant. In July and November 1997, options to purchase a total of 162,000 shares were granted at an exercise price of $10.00 per share.
Such options vest one-quarter each year, beginning one year after the grant date or a specified vesting commencement date and expire ten years after the earlier of the grant date and the vesting commencement date. No options have vested at December 31, 1997.

The following summarizes stock option activity for the periods presented:

                                                                     WEIGHTED- AVERAGE
                                                         SHARES        EXERCISE PRICE
                                                         ------       ----------------
    Outstanding, January 1, 1997 ....................           -                -
    Granted .........................................     162,000           $10.00
                                                        ---------           ------
    Outstanding, December 31, 1997 ..................     162,000           $10.00
                                                        ---------           ------
                                                        ---------           ------

    Options exercisable at December 31, 1997 ........        None
    Weighted average fair value of options granted ..     $  3.69
    Weighted average remaining contractual life .....   9.6 years

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and net income per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years following vesting; 29% stock price volatility; risk free rate of return of between 6.0% and 6.2%; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the Company's stock option awards had been amortized to expense over the vesting period of the awards, pro forma net income for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below. There were no grants prior to 1997.

        Net income:
          As reported                                $  3,456,000
          Pro forma                                  $  3,394,000

        Net income per share:
          As reported                                $       0.65
          Pro forma                                  $       0.64

15. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the statements of cash flows are as follows:


                                                          1997            1996
                                                          ----            ----
        Interest paid (net amount capitalized)       $    872,000     $  654,000
        Interest capitalized                         $    294,000     $  430,000
        Income taxes paid                            $  4,550,000     $        0

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
--------
  2.1*    Exchange and Contribution Agreement, dated as of July 29, 1997, among
          Registrant and certain affiliated entities and stockholders of
          Registrant.

  3.1 Certificate of Incorporation (incorporated by reference to Exhibit number 3.1 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21, 1997).

  3.2     Bylaws (incorporated by reference to Exhibit number 3.2 to Amendment
          No. 2 to Registrant's Registration Statement on Form SB-2 filed July
          21, 1997).

  4.1* Warrant Agreement, dated as of July 30, 1997, by and among the Company, Cruttenden Roth Incorporated, Laidlaw Equities, Inc. and
          Rodman & Renshaw, Inc.

  4.2*    Form of Certificate Evidencing Ownership of Class A Common Stock of
          Scheid Vineyards Inc.

  4.3     Form of Certificate Evidencing Ownership of Class B Common Stock of
          Scheid Vineyards Inc.  (incorporated by reference to Exhibit Number
          4.3 to Amendment No. 1 to Registrant's Registration Statement on Form
          SB-2 filed July 3, 1997).

  4.4 Form of Lock-Up Agreement between Cruttenden Roth Incorporated and the Scheid Vineyards Inc. Class B Common Stockholders (incorporated by reference to Exhibit Number 10.2 to Amendment No. 2 to
          Registrant's Registration Statement on Form SB-2 filed July 21,
          1997).

 10.1* Form of 1997 Stock Option/Stock Issuance Plan, as amended and restated through March 10, 1998.(2)

 10.2 Lease, dated as of January 1, 1997, by and among Sam Avila and Margaret J. Avila, as trustees under declaration of trust dated
          August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Laberere, and Sam
          Avila, and Margaret J. Avila, and Scheid Vineyards and Management Co.
          (incorporated by reference to Exhibit Number 10.3 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

 10.3 Lease, dated as of January 1, 1996, by and between Echenique Ranch and Scheid Vineyards and Management Co., as amended by a Letter
          Agreement dated March 27, 1996 (incorporated by reference to Exhibit
          Number 10.4 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)

 10.4     Land Lease by and between William McHenry Bland and Monterey Farming
          Corporation and Addendum to Land Lease, dated September 26, 1973, by and between William McHenry Bland and Monterey Farming Corporation
          (incorporated by reference to Exhibit Number 10.5 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

 10.5     Lease, dated September 27, 1979, by and among Luis Echenique, Francis
          D. Echenique, Ricardo Echenique and Monterey Farming Corporation, as amended by (i) a Memorandum of Lease, dated September 27, 1979, (ii) an Amendment to Memorandum of Lease, dated September 4, 1987, (iii) a
          First Amendment to Lease, dated September 4, 1987, and (iv) a Second
          Amendment of Lease, dated September 4, 1987 (incorporated by reference to Exhibit Number 10.6 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.6 + Vineyard Management Agreement, dated as of January 1, 1997, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and
          Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit
          Number 10.7 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)


 10.7+ Vineyard Management Agreement, dated as of January 1, 1996, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and
          Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit
          Number 10.8 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)

 10.8+ Grenache Vineyard Management Agreement, dated as of April 1, 1995, by and between Scheid Vineyards and Management Co. and Joseph Phelps
          Vineyards (incorporated by reference to Exhibit Number 10.9 to
          Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

 10.9+ Vineyard Management Agreement, dated as of April 1, 1995, by and between Scheid Vineyards and Management Co. and Joseph Phelps
          Vineyards (incorporated by reference to Exhibit Number 10.10 to
          Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

 10.10+ Vineyard Management Agreement, dated as of February 1, 1992, by and between Scheid Vineyards and Management Co. and John Hill and Richard
          Hill as co-trustees of the Hill Living Trust (incorporated by reference to Exhibit Number 10.11 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.11a+  Vineyard Development and Management Agreement, dated as of
          December 1, 1995, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit Number 10.12 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

 10.11b* Amendment No. 1 to Vineyard Development and Management Agreement, dated as of March 28, 1997, by and between Heublein, Inc. and Scheid
          Vineyards and Management Co.(1)

 10.12    Agricultural Credit Agreement (General Term Loan), dated October 6,
          1994, between Vineyard Investors 1972 and Sanwa Bank California
          (incorporated by reference to Exhibit Number 10.15 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

 10.13    Business Loan Agreement, dated as of March 28, 1997, between Scheid
          Vineyards and Management Co. and Bank of America National Trust and
          Savings Association (incorporated by reference to Exhibit Number
          10.20 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)

 10.14+   Long Term Grape Purchase Contract, dated February 12, 1973, between
          Monterey Farming Corporation and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) a
          Letter Agreement, dated May 14, 1990, and (iii) an Amendment to Long
          Term Grape Purchase Contract, dated as of March 12, 1993, between
          Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit Number 10.21 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.15+   Long Term Grape Purchase Contract, dated December 21, 1972, between
          Vineyard Investors 1972 and Almaden Vineyards, Inc., as amended by
          (i) a Memorandum of Understanding, dated August 6, 1987, (ii) an
          Amendment to Long Term Grape Purchase Contract, dated April 19, 1988, between Vineyard Investors 1972 and Heublein, Inc., (iii) a Second
          Amendment to Long Term Grape Purchase Contract, dated June 2, 1988,
          (iv) a Third Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993 and (v) a Letter Agreement, dated April 6, 1990
          (incorporated by reference to Exhibit Number 10.22 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)



 10.16+   Long Term Grape Purchase Contract, dated February 12, 1973, between
          Monterey Farming Corporation, as General Partner on behalf of
          Vineyard 405, and Almaden Vineyards, Inc., as amended by (i) a
          Certain Memorandum of Understanding, dated August 6, 1987, and (ii) an Amendment to Long Term Grape Purchase Contract, dated as of
          March 12, 1993, between Vineyard 405 and Heublein, Inc. (incorporated by reference to Exhibit Number 10.23 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.17+ Long Term Wine Grape Purchase Agreement, dated as of March 12, 1993, by and between Scheid Vineyards and Management Co. and Heublein, Inc.
          (incorporated by reference to Exhibit Number 10.24 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

 10.18+   Grape Purchase Agreement, dated as of April 1, 1996, by and between
          Scheid Vineyards and Management Co. and the Hess Collection Winery
          (incorporated by reference to Exhibit Number 10.25 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

 10.19+   Grape Purchase Agreement, dated july 1, 1996, by and among Scheid
          Vineyards and Management Co., Stephen Dooley Wine Co., Inc. and the
          Chalone Wine Group, Ltd. (incorporated by reference to Exhibit Number
          10.26 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)

 10.20    Alternating Winery Agreement, dated November 30, 1995, by and between
          Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit Number 10.27 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.21    Winery Services Agreement, dated January 1, 1996, by and between
          Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit Number 10.28 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.22    Standard Office Lease, dated July 1, 1994, by and between Scheid
          Vineyards and Management Co. and Tesh Partners, L.P. (incorporated by reference to Exhibit Number 10.29 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.23 Collective Bargaining Agreement, dated January 1, 1996, by and between Scheid Vineyards and Management Co. and United Farm Workers of America, AFL-CIO (incorporated by reference to Exhibit Number
          10.30 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)

 10.24*   Amended and Restated Buy-Sell Agreement, dated as of December 31,
          1997, by and among Scheid Vineyards Inc. and holders of Class B
          Common Stock.

 10.25 Promissory Note, dated December 30, 1994, by Kurt Gollnick for the benefit of Scheid Vineyards and Management Co. (incorporated by reference to Exhibit Number 10.32 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.26 Individual Retirement Agreement, dated as of May 1, 1997, by and between Scheid Vineyards and Management Co. and Ernest M. Brown
          (incorporated by reference to Exhibit Number 10.34 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21,
          1997).(1)(2)

 10.27    Joint Agreement, dated as of March 27, 1997, by and among Samuel R.
          Avila and Margaret J. Avila, individually and as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti, as successor co-trustees of the testamentary trust of Joseph Labarere, Metropolitan Life Insurance Company, Scheid
          Vineyards and Management Co., Canandaigua West, Inc. and Canandaigua
          Wine Company, Inc. (incorporated by reference to Exhibit Number 10.35 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)

 10.28    Water Supply Agreement, dated as of January 1, 1997, by Scheid
          Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit Number 10.36 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)


 10.29    Agreement Regarding Water, dated as of January 1, 1996, by Luis
          Echenique, Ricardo Echenique and Margaret Echenique, Executrix of the
          Estate of Francis D. Echenique, in favor of each of Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit Number 10.37 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.30    Easement Agreement, dated January 1, 1997, by Sam Avila and Margaret
          J. Avila, as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Labarere and Sam
          Avila and Margaret J. Avila and Scheid Vineyards and Management Co., in favor of Canandaigua West, Inc. (incorporated by reference to Exhibit Number 10.38 to Registrant's Registration Statement on Form
          SB-2 filed May 28, 1997).(1)

 10.31*   Agricultural Credit Agreement, dated June 4, 1997, between Scheid
          Vineyards inc. and Sanwa Bank.(1)

 10.32    Vineyard Lease Agreement, dated as of April 1, 1995, by and between
          Vineyard Investors 1972 and Joseph Phelps Vineyards (incorporated by reference to Exhibit Number 10.41 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.33+   Grape Purchase Agreement, dated as of May 9, 1997, by and between
          Scheid Vineyards Inc. and the Hess Collection Winery (incorporated by reference to Exhibit Number 10.42 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)

 10.34+   Grape Purchase Agreement, dated as of April 1, 1997, by and between
          Vineyard Investors 1972 and Stephen Dooley Wine Co., Inc.
          (incorporated by reference to Exhibit Number 10.43 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)

 10.35 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Alfred G. Scheid (incorporated by reference to Exhibit Number 10.44 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)

 10.36 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Scott D. Scheid (incorporated by reference to Exhibit Number 10.45 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)

 10.37 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Heidi M. Scheid (incorporated by reference to Exhibit Number 10.46 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)

 10.38 Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Kurt J. Gollnick (incorporated by reference to Exhibit Number 10.47 to Amendment No. 2 to Registrant's
          Registration Statement on Form SB-2 filed July 21, 1997).(2)

 10.39    Form of Indemnification Agreement (incorporated by reference to
          Exhibit Number 10.48 to Amendment No. 1 to Registrant's Registration
          Statement on Form SB-2 filed July 3, 1997).(2)

 21.1     List of Subsidiaries (incorporated by reference to Exhibit Number
          21.1 to Amendment No. 1 to Registrant's Registration Statement on
          Form SB-2 filed July 3, 1997).

 23.1*    Independent Auditors' Consent.

 27.1*    Financial Data Schedule.

                                  ___________

          *    Electronically filed herewith.

          + Portions of this exhibit have been deleted pursuant to the Registrant's request for confidential treatment pursuant to rule 406 promulgated under the securities act.

          (1) the contracting party is a predecessor in interest to Scheid Vineyards california inc., Registrant's wholly owned subsidiary.

          (2) Indicates a management contract or compensating plan or arrangement required to be filed as an exhibit to this Form 10-KSB.