Form 10QSB
period 1998-03-31
SCHEID VINEYARDS INC
filed 1998-05-14
CIK 1039213

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

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

               13470 Washington Blvd.
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
                           Yes     X           No
                                  ---               ---
There were 6,700,000 shares outstanding of registrant's Common Stock, par value $.001 per share, as of May 13, 1998, consisting of 3,325,000 shares of Class A Common Stock and 3,375,000 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes       No  X
                                                                  ---     ---


                                SCHEID VINEYARDS INC.
                                     Page 1 of 15

                                  FORM 10-QSB INDEX


PART I - FINANCIAL INFORMATION
                                                                       PAGE NO.
                                                                       --------
Item 1.   Financial Statements:

            a.   Balance Sheets at March 31, 1998 and December 31, 1997    3

            b.   Statements of Operations for the three months ended
                 March 31, 1998 and 1997                                   4


            c.   Statements of Cash Flows for the three months ended
                 March 31, 1998 and 1997                                   5

            d.   Notes to Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities and Use of Proceeds                        13

Item 3.   Defaults Upon Senior Securities                                  14

Item 4.   Submission of Matters to a Vote of Security Holders              14

Item 5.   Other Information                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         SCHEID VINEYARDS INC. AND SUBSIDIARY

                                                                      March 31,     December 31,
                                                                        1998            1997
                                                                    -----------     ------------
                                                                    (Unaudited)
                                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .        $11,390        $14,483
     Accounts receivable, trade. . . . . . . . . . . . . . . . .            268            349
     Accounts receivable, other. . . . . . . . . . . . . . . . .              6            412
     Inventories . . . . . . . . . . . . . . . . . . . . . . . .          2,582          1,102
     Supplies, prepaid expenses and other current assets . . . .            646            813
                                                                        -------        -------
               Total current assets. . . . . . . . . . . . . . .         14,892         17,159
PROPERTY, PLANT AND EQUIPMENT, NET . . . . . . . . . . . . . . .         29,802         27,795
LONG-TERM RECEIVABLE . . . . . . . . . . . . . . . . . . . . . .          4,537          4,679
OTHER ASSETS, NET. . . . . . . . . . . . . . . . . . . . . . . .            403            236
                                                                        -------        -------
                                                                        $49,634        $49,869
                                                                        -------        -------
                                                                        -------        -------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt . . . . . . . . . . . . .           $660           $660
     Accounts payable and accrued liabilities. . . . . . . . . .            827            519
     Accrued interest payable. . . . . . . . . . . . . . . . . .            295            315
                                                                        -------        -------
               Total current liabilities . . . . . . . . . . . .          1,782          1,494
LONG-TERM DEBT, NET OF CURRENT PORTION . . . . . . . . . . . . .         17,709         17,851
DEFERRED COMPENSATION. . . . . . . . . . . . . . . . . . . . . .            684            662
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . .            741            741
                                                                        -------        -------
         Total liabilities . . . . . . . . . . . . . . . . . . .         20,916         20,748
                                                                        -------        -------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 2,000,000 shares authorized;
     no shares issued and outstanding. . . . . . . . . . . . . .            --             --
    Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized;
       2,325,000 and 2,300,000 shares issued and outstanding in
           1998 and 1997, respectively
     Class B, $.001 par value; 10,000,000 shares authorized;
       4,375,000 and 4,440,000 outstanding in 1998 and 1997,
       respectively. . . . . . . . . . . . . . . . . . . . . . .              7              7
    Additional paid-in capital. . . . . . . . . . . . . . . . .          21,872         21,797
    Retained earnings . . . . . . . . . . . . . . . . . . . . .           6,839          7,317
                                                                        -------        -------
        Total stockholders' equity . . . . . . . . . . . . . . .         28,718         29,121
                                                                        -------        -------
                                                                        $49,634        $49,869
                                                                        -------        -------
                                                                        -------        -------

                   See accompanying Notes to Financial Statements

                     SCHEID VINEYARDS INC. AND SUBSIDIARY

                           STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                         Three Months Ended
                                                                              March  31,
                                                                         --------------------
                                                                         1998            1997
                                                                         ----            ----
REVENUES:
   Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  307         $  --
   Vineyard management, services and other fees. . . . . . . . .           213           347
                                                                        ------        ------
         Total revenues. . . . . . . . . . . . . . . . . . . . .           520           347
COST OF SALES. . . . . . . . . . . . . . . . . . . . . . . . . .           131            --
                                                                        ------        ------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . . .           389           347
     General and administrative expenses . . . . . . . . . . . .         1,202           628
     Interest expense (income), net. . . . . . . . . . . . . . .           (15)          185
                                                                        ------        ------
LOSS BEFORE INCOME TAX BENEFIT . . . . . . . . . . . . . . . . .          (798)         (466)
INCOME TAX BENEFIT . . . . . . . . . . . . . . . . . . . . . . .          (320)           --
                                                                        ------        ------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (478)        $(466)
                                                                        ------        ------
                                                                        ------        ------

BASIC AND DILUTED LOSS PER SHARE . . . . . . . . . . . . . . . .        $(0.07)       $(0.11)
                                                                        ------        ------
                                                                        ------        ------

PRO FORMA AMOUNTS:
LOSS BEFORE INCOME TAXES AS REPORTED . . . . . . . . . . . . . .                      $ (466)
PRO FORMA INCOME TAX BENEFIT . . . . . . . . . . . . . . . . . .                        (186)
                                                                                      ------
PRO FORMA NET LOSS . . . . . . . . . . . . . . . . . . . . . . .                      $ (280)
                                                                                      ------
                                                                                      ------

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE . . . . . . . . .                      $(0.06)
                                                                                      ------
                                                                                      ------


WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . . . . . . .         6,700         4,400
                                                                        ------        ------
                                                                        ------        ------

                     See accompanying Notes to Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                           STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                         ------------------
                                                                                          1998         1997
                                                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (478)     $  (466)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, amortization and abandonments . . . . . . . . . . . . . . . .          459          263
     Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .           22           20
     Noncash compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . .           75           --
     Changes in operating assets and liabilities
       Accounts receivable, trade. . . . . . . . . . . . . . . . . . . . . . . .           81         (260)
       Accounts receivable, stockholder. . . . . . . . . . . . . . . . . . . . .           --       (2,161)
       Accounts receivable, other. . . . . . . . . . . . . . . . . . . . . . . .          406           (2)
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,480)      (1,292)
       Supplies, prepaid expenses and other current assets . . . . . . . . . . .          167          105
       Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . .          288          534
                                                                                      -------      -------
         Net cash used in operating activities . . . . . . . . . . . . . . . . .         (460)      (3,259)
                                                                                      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Long-term receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          142         (567)
     Additions to property, plant and equipment. . . . . . . . . . . . . . . . .       (2,466)      (1,438)
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (167)          18
                                                                                      -------      -------
         Net cash used in investing activities . . . . . . . . . . . . . . . . .       (2,491)      (1,987)
                                                                                      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .        855        3,029
   Repayment of long-term debt.  . . . . . . . . . . . . . . . . . . . . . . . . .       (997)          --
   Borrowings on notes payable, short-term . . . . . . . . . . . . . . . . . . . .         --          203
   Repayments on notes payable, short-term . . . . . . . . . . . . . . . . . . . .         --       (1,807)
                                                                                       -------     -------
     Net cash (used in) provided by financing activities . . . . . . . . . . . . .       (142)       1,425
                                                                                       -------     -------
     Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      (3,093)     (3,821)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .      14,483       4,024
                                                                                       -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . . . . . .     $11,390     $   203
                                                                                       -------     -------
                                                                                       -------     -------

                   See accompanying Notes to Financial Statements.

                         SCHEID VINEYARDS INC. AND SUBSIDIARY
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been omitted pursuant to such SEC rules and regulations.   In
the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and its results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997, respectively. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing financial statements are not necessarily indicative of the results expected for the full fiscal year. The Company's balance sheet as of December 31, 1997 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

     The Company completed its initial public offering of 2,000,000 shares of Class A Common Stock, par value $.001 per share, on July 30, 1997. On September 3, 1997, the underwriters of the Company's public offering exercised their over-allotment option to purchase 300,000 additional shares of Class A Common Stock. In connection with such sales of Class A Common Stock, the Company realized approximately $20 million in net proceeds.

     The Company reported its operations through the date of the Exchange Transaction described below on a combined basis. See "Exchange Transaction, S Corporation Conversion and Pro Forma Amounts (Unaudited)". Since the date of the Exchange Transaction, the Company reports its operations on a consolidated basis. All significant intercompany balances have been eliminated in the combinations and consolidation.

EXCHANGE TRANSACTION, S CORPORATION CONVERSION AND PRO FORMA AMOUNTS
(UNAUDITED)

     EXCHANGE OF SHARES, PARTNERSHIP UNITS AND LIMITED LIABILITY COMPANY INTERESTS FOR CLASS B COMMON STOCK -- Prior to the Company's initial public offering, Scheid Vineyards California Inc., a California corporation and wholly-owned subsidiary of the Company ("SVI-Cal"), was the general partner of two California limited partnerships, Vineyard Investors 1972 ("VI-1972") and Vineyard 405 ("V-405") and was a member of a California limited liability
company, Quadra Partners LLC ("Quadra Partners").   SVI-Cal and VI-1972 were
the only limited partners of V-405. In connection with the Company's public offering, Scheid Vineyards Inc., a Delaware corporation ("SVI-Del") was formed to act as a holding company for SVI-Cal. The capital stock of SVI-Cal held by its sole stockholder, the membership interests held by all members (other than SVI-Cal) of Quadra Partners, and the limited partnership units held by all limited partners (other than SVI-Cal) in VI-1972 were contributed to SVI-Del in exchange for (i) 4,400,000 shares of Class B Common Stock of the Company (the "Exchange Transaction") and (ii) a commitment by SVI-Cal to make certain distributions. SVI-Del, as part of the Exchange Transaction, simultaneously contributed such limited partnership units in VI-1972 and such membership interests in Quadra Partners to SVI-Cal. As a result, each of VI-1972, V-405 and Quadra Partners was terminated and dissolved, and SVI-Cal succeeded to their respective assets and liabilities.

     S CORPORATION CONVERSION -- The Exchange Transaction resulted in termination of SVI-Cal's S Corporation status. As a result, after July 30, 1997, SVI pays income taxes at the corporate level. The pro forma income tax benefit in the statement of operations for the three months ended March 31, 1997 is based upon an assumed 40% combined federal and state income tax rate.

     EARNINGS PER SHARE AND CLASSES OF COMMON STOCK -- The weighted average shares outstanding in the statement of operations for the three-month period ended March 31, 1997 is based upon the 4,400,000 shares of Class B Common Stock outstanding after giving pro forma effect to the Exchange Transaction. In connection with the stock offering, the Company sold 2,300,000 shares of Class A Common Stock. The weighted average shares outstanding for the three-month period ended March 31, 1998 are based on the actual weighted average shares of Class A and Class B Common Stock outstanding for the period. The effect of outstanding stock options on the weighted average shares was antidilutive for the periods presented.

SUBSEQUENT EVENT

     On May 13, 1998, a principal stockholder of the Company sold 1,000,000 shares of Class A Common Stock in an underwritten public offering. Such shares were Class B Common Stock in the hands of the principal stockholder but automatically converted into Class A Common Stock on a share-for-share basis in connection with the sale in the offering. The Company received no proceeds from the sale of these shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SVI is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes. The Company currently operates approximately 5,280 acres of wine grape vineyards. Of this total, approximately 3,600 acres are operated for the Company's own account, and 1,680 acres are operated under management contracts for others. All of the properties currently operated by the Company are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

     The Company currently produces 14 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon, Chenin Blanc, Gewurztraminer and Sauvignon Blanc. Substantially all of the

Company's current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006.

     The wine grape business is extremely seasonal. The Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October, and costs incurred throughout the year to farm and harvest the Company's wine grape crop are capitalized until the revenues associated with such costs are recognized. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two fiscal quarters have historically resulted in a loss, and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sales in years subsequent to the harvest year, which may impact quarterly results.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes pursuant to long-term purchase contracts; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room which opened in late April 1997.


     Sales (which include all revenues other than revenues from vineyard management services and other fees) increased to $307,000 in the three months ended March 31, 1998. There were no such sales in 1997. Sales for the three months ended March 31, 1998 is comprised of $283,000 in bulk wine sales and $24,000 from the sale of wine and wine-related merchandise at the Company's tasting room.

     Revenue from vineyard management services and other fees decreased by 39% to $213,000 for the three months ended March 31, 1998 from $347,000 in the 1997 period, a decrease of $134,000. The decrease was primarily due to a one-time development fee received under a new management agreement entered into in the first quarter of 1997.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1998 was $389,000 compared to $347,000 for the three months ended March 31, 1997, an increase of $42,000 or 12%. This increase resulted from the sales of bulk wine and wine and wine-related merchandise through the Company's tasting room in the 1998 period compared to none in the 1997 period, partially offset by the decrease in vineyard management services and other fees discussed above. Costs associated with the provision of management services are reimbursed by the Company's clients, and therefore no cost of sales is deducted in determining gross profit on these services.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased by 91% to $1,202,000 for the three months ended March 31, 1998 from $628,000 in the 1997 period, an increase of $574,000. The increase was due primarily to costs associated with additional compensation and related benefits and overall office expense due to the expansion of the Company's business, costs associated with the operations of a public company, as well as the operations of the Company's tasting room.

     INTEREST EXPENSE (INCOME), NET.   Net interest expense (income) was
($15,000) for the three months ended March 31, 1998 and $185,000 in the 1997 period, an decrease of $200,000. Interest expense decreased to $171,000 for the three months ended March 31, 1998 from $200,000 in the 1997 period,
primarily as a result of lower interest rates in the 1998 period.   Interest
income increased to $186,000 for the three months ended March 31, 1998 from $15,000 in the 1997 period. The increase in interest income was due to the increases in cash holdings of the Company from 1997 to 1998, primarily as the result of funds received in the Company's initial public offering in July 1997, and cash received from an above-average harvest in 1997.

     INCOME TAX BENEFIT. The income tax benefit increased to $320,000 for the three months ended March 31, 1998 from $0 in the 1997 period. The Company paid no income taxes prior to becoming a C Corporation in July 1997.

     NET LOSS.   Net loss for the three months ended March 31, 1998 was
$478,000 as compared to $466,000 in the 1997 period, an increase of $12,000 or 3%. On a pro forma basis, net loss for the three months ended March 31, 1997 was $280,000. Pro forma net loss is derived by providing an income tax benefit as if the Company had been a C Corporation for three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Primarily as the result of the net proceeds received from the Company's initial public offering and operating cash flows from the 1997 harvest, working capital increased to $13,110,000 at March 31, 1998 from $3,113,000 at March 31, 1997, an increase of $9,997,000. At December 31, 1997 working capital was $15,665,000. The reduction in working capital from December 31, 1997 to March 31, 1998 was primarily due to the expenditures of current working capital to fund vineyard development.

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

     The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's anticipated working capital needs. There were no amounts outstanding under this line at March 31, 1998. This crop line expires on June 5, 1998, and the Company expects to replace the line prior to maturity. Although no assurances can be given, management believes that the Company's existing working capital and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 1998.

     SVI also has long-term credit facilities which expire through July 2007 and provide for maximum borrowings totaling $7,285,000, which diminish annually through the expiration dates to a maximum allowable commitment of $3,432,000. At March 31, 1998, the outstanding amount owed by the Company under these facilities was $6,857,000. The interest rate on each of these lines is based on the bank's "reference rate". At March 31, 1998, the weighted average per annum interest rate on these lines was 8.24%.

     The Company also has other long-term notes payable which, as of March 31, 1998, totaled approximately $6,975,000. Each of these notes is primarily secured by deeds of trust, leasehold interests or equipment, and has an interest rate based on the bank's reference rate. At March 31, 1998, the weighted average per annum interest rate on these notes payable was 8.25%.

     The Company also has a $7,500,000 bank line of credit, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. At March 31, 1998, the outstanding balance on this line of credit was $4,537,000. This line bears interest at the bank's reference rate (6.18% at March 31, 1998) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

     The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At March 31, 1998, the Company was in compliance with these covenants.

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

     Cash used in operating activities was $460,000 for the three months ended March 31, 1998, compared to $3,259,000 for the same period in 1997, a decrease of $2,799,000. In the 1997 period, the primary use of cash in operating activities was the receivable due from a Company stockholder in the amount of $2,161,000.

     Cash used in investing activities was $2,491,000 for the three months ended March 31, 1998, compared to $1,987,000 for the same period in 1997, an increase of $504,000. The increase was principally the result of additions to property, plant and equipment, which was partially offset by net repayments of a long-term receivable. The additions to property and equipment were primarily due to the improvements of the Company's existing vineyards, and ongoing development of approximately 374 acres of new vineyards. The decrease in long-term receivables was due to the repayment of a portion of the costs incurred for the development of certain vineyards owned by a major client of the Company who has provided a letter of credit to secure repayment.

     Cash used in financing activities was $142,000 for the three months ended March 31, 1998, compared to cash provided by financing activities of $1,425,000 for the same period in 1997. For the three months ended March 31, 1998, the credit line and related receivable from a major client were reduced by $997,000 as described above. There were no such repayments for the same period in 1997. In addition, in 1997, the Company borrowed approximately $2,500,000 against a line of credit. There were no such additional borrowings in 1998.

                  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, (ii) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs , (iii) consumer demand and preferences for the wine grape varieties produced by the Company, (iv) general health and social concerns regarding consumption of wine and spirits, (v) the size and growth rate of the California wine industry, (vi) seasonality of the wine grape producing business, (vii) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages, (viii) competition from other producers and wineries, (ix) proposed expansion of the Company's wine business, (x) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs, (xi) the Company's dependence on a small number of clients for the purchase of a substantial portion of the Company's grape production, (xii) the availability of financing on terms acceptable to the Company, and (xiii) the Company's labor relations.
     These and other factors, risks and uncertainties are discussed in greater detail under the caption "Business -Cautionary Information Regarding Forward Looking Statements" in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March
     30, 1998 and under the caption "Risk Factors" in the Company's
     Prospectus dated May 8, 1998 filed with the Securities and Exchange Commission. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          CHANGE IN SECURITIES - None

          USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING -

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

Through March 31, 1998, the Company has applied approximately $16,600,000 of the $19,968,000 in net offering proceeds as follows:

          Repayment of working capital indebtedness  (1)    $ 9,200,000
          Development of vineyards in Hames Valley            1,900,000
          Repayment of short-term note payable (1)            3,000,000
          Working capital for existing vineyards and
               general corporate purposes                     2,500,000
                                                            -----------
          Total proceeds applied                            $16,600,000
                                                            -----------
                                                            -----------

________________________________________________________________
(1) In order to reduce net interest expense, the Company temporarily used a portion of the proceeds from the initial closing of the offering to repay outstanding indebtedness related to its acquisition of Riverview Vineyard with the intention of funding expenditures for acquiring and developing additional vineyard properties out of future borrowings under its lines of credit or other indebtedness. In this regard, the Company is evaluating long-term financing alternatives for the recently acquired Riverview Vineyard.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          The Company has recently completed the negotiation of a new four-year contract with the United Farm Workers, AFL-CIO ("UFW"), the major union representing farm workers, which will expire at the end of 2001. The UFW has represented the Company's farm workers since 1993. The terms of the new contract are not expected to have a material economic impact on the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are included herewith:

               10.1 Joint Agreement, dated as of November 7, 1997, by and among Samuel R. Avila (also know as Sam Avila) and Margaret J. Avila, individually and as trustees under declaration of trust dated August 19, 1989, and Margaret
                      J. Avila and Valarie Bassetti (also known as Valerie Bassetti), as successor co-trustees of the testamentary trust of Joseph Labarere, deceased, Central Coast Federal Land Bank Association, FLCA, Scheid Vineyards and Management Co., Canandaigua Wine Company, a New York corporation, successor by merger to Canandaigua Wine Company, Inc., a Delaware corporation, and Canandaigua West, Inc. (Incorporated by reference to Exhibit numbers 10.27a and 99.1 to Amendment No. 1 to the Company's Registration Statement on

                      Form SB-2 (File No. 333-51055) filed May 8, 1998).

               10.2 Collective Bargaining Agreement, for the period April 9, 1998 to December 31, 2001, between Scheid Vineyards Inc. and The United Farm Workers of America, AFL-CIO. (Incorporated by reference to Exhibit number 10.23a to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333-51055) filed May 8, 1998).

               27.1   Financial Data Schedule (electronically filed herewith)

          (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.



                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1998                     SCHEID VINEYARDS INC.

                                       /s/ HEIDI M. SCHEID
                                       -------------------
                                       Heidi M. Scheid
                                       Vice President Finance and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)


                                       /s/ ERNEST M. BROWN
                                       -------------------
                                       Ernest M. Brown
                                       Vice President and Secretary
                                       (Duly Authorized Officer and
                                       Principal Accounting Officer)