Form 10QSB
period 1998-06-30
SCHEID VINEYARDS INC
filed 1998-08-14
CIK 1039213

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-22857

                             SCHEID VINEYARDS INC.
      (Exact name of small business issuer as specified in its charter)

               Delaware                              77-046183
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


      13470 Washington Blvd.
    Marina del Rey, California                         90292
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

There were 6,567,000 shares outstanding of registrant's Common Stock, par value $.001 per share, as of August 13, 1998, consisting of 3,192,000 shares of Class A Common Stock and 3,375,000 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                               ------   ------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SCHEID VINEYARDS INC.
                                FORM 10-QSB INDEX

                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements:

            a. Balance Sheets at June 30, 1998
               and December 31, 1997                                        3

            b. Statements of Operations for the
               three and six months ended
               June 30, 1998 and 1997                                       4

            c. Statements of Cash Flows for the
               six months ended
               June 30, 1998 and 1997                                       5

            d. Notes to Financial Statements                                6

Item 2.   Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                                         8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities and Use of
          Proceeds                                                         13

Item 3.   Defaults Upon Senior Securities                                  14

Item 4.   Submission of Matters to a Vote of
          Security Holders                                                 14

Item 5.   Other Information                                                15

Item 6.   Exhibits and Reports on Form 8-K                                 15

Signatures                                                                 16


                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       SCHEID VINEYARDS INC. AND SUBSIDIARY



                                                           JUNE 30,   DECEMBER 31,
                                                             1998       1997
                                                          ----------- ------------
                                                          (Unaudited)
                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . .        $   6,852   $  14,483
   Accounts receivable, trade  . . . . . . . . . .              187         349
   Accounts receivable, other  . . . . . . . . . .               --         412
   Inventories . . . . . . . . . . . . . . . . . .            3,977       1,102
   Supplies, prepaid expenses and other current
     assets  . . . . . . . . . . . . . . . . . . .              470         813
                                                          ----------- ------------
       Total current assets. . . . . . . . . . . .           11,486      17,159
PROPERTY, PLANT AND EQUIPMENT, NET . . . . . . . .           32,405      27,795
LONG-TERM RECEIVABLE . . . . . . . . . . . . . . .            4,776       4,679
OTHER ASSETS, NET. . . . . . . . . . . . . . . . .              345         236
                                                          ----------- ------------
                                                          $  49,012   $  49,869
                                                          ----------- ------------
                                                          ----------- ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt . . . . . . .        $     660   $     660
   Accounts payable and accrued liabilities  . . .              615         519
   Accrued interest payable  . . . . . . . . . . .              281         315
                                                          ----------- ------------
      Total current liabilities  . . . . . . . . .            1,556       1,494
LONG-TERM DEBT, NET OF CURRENT PORTION . . . . . .           17,776      17,851
DEFERRED COMPENSATION. . . . . . . . . . . . . . .              706         662
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .              888         741
                                                          ----------- ------------
     Total liabilities . . . . . . . . . . . . . .           20,926      20,748
                                                          ----------- ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 2,000,000
 shares authorized; no shares issued and
 outstanding . . . . . . . . . . . . . . . . . . .               --         --
Common stock,
  Class A, $.001 par value; 20,000,000 shares
   authorized; 3,325,000 and 2,300,000 shares
   issued in 1998 and 1997, respectively
  Class B, $.001 par value; 10,000,000 shares
   authorized; 3,375,000 and 4,400,000 shares
   issued in 1998 and 1997, respectively . . . . .                7           7
Additional paid-in capital . . . . . . . . . . . .           21,872      21,797
Retained earnings. . . . . . . . . . . . . . . . .            6,551       7,317
Less treasury stock; 50,000 Class A shares at
 cost in 1998, none in 1997  . . . . . . . . . . .             (344)        --
                                                          ----------- ------------
   Total stockholders' equity  . . . . . . . . . .           28,086      29,121
                                                          ----------- ------------
                                                          $  49,012  $   49,869
                                                          ----------- ------------
                                                          ----------- ------------


                   See accompanying Notes to Financial Statements

                        SCHEID VINEYARDS INC. AND SUBSIDIARY

                              STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)


                                               THREE MONTHS           SIX MONTHS
                                                  ENDED                 ENDED
                                                 JUNE 30,              JUNE 30,
                                           ------------------     -------------------
                                             1998       1997       1998        1997
                                           -------     ------     -------     -------
REVENUES:
  Sales . . . . . . . . . . . . . . . .    $   438     $   16     $   745     $    16
  Vineyard management, services and
   other fees . . . . . . . . . . . . .        224        216         437         563
                                           -------     ------     -------     -------
     Total revenues . . . . . . . . . .        662        232       1,182         579
COST OF SALES . . . . . . . . . . . . .        212         24         343          24
                                           -------     ------     -------     -------
GROSS PROFIT  . . . . . . . . . . . . .        450        208         839         555
  General and administrative expenses .        944        830       2,147       1,458
  Interest expense (income), net  . . .        (17)       137         (32)        322
                                           -------     ------     -------     -------
LOSS BEFORE INCOME TAX BENEFIT  . . . .       (477)      (759)     (1,276)     (1,225)
INCOME TAX BENEFIT  . . . . . . . . . .        191         --         510          --
                                           -------     ------     -------     -------
NET LOSS  . . . . . . . . . . . . . . .     $ (286)    $ (759)    $  (766)    $(1,225)
                                           -------     ------     -------     -------
                                           -------     ------     -------     -------
BASIC AND DILUTED LOSS PER SHARE  . . .     $(0.04)    $(0.17)    $ (0.11)     $(0.28)
                                           -------     ------     -------     -------
                                           -------     ------     -------     -------

PRO FORMA AMOUNTS:
LOSS BEFORE INCOME TAXES AS REPORTED. .                $ (759)                $(1,225)
PRO FORMA INCOME TAX BENEFIT  . . . . .                   304                     490
                                                       ------                 --------
PRO FORMA NET LOSS. . . . . . . . . . .                $ (455)                $  (735)
                                                       ------                 --------
                                                       ------                 --------
PRO FORMA BASIC AND DILUTED NET LOSS
 PER SHARE. . . . . . . . . . . . . . .                $(0.10)                $ (0.17)
                                                       ------                 --------
                                                       ------                 --------
WEIGHTED AVERAGE SHARES OUTSTANDING . .      6,699      4,400       6,700       4,400
                                           -------     ------     -------     -------
                                           -------     ------     -------     -------


                    See accompanying Notes to Financial Statements

                         SCHEID VINEYARDS INC. AND SUBSIDIARY

                               STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)

                                                                   SIX MONTHS
                                                                     ENDED
                                                                    JUNE 30,
                                                             ---------------------
                                                                1998        1997
                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $   (766)    $(1,225)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation, amortization and abandonments  . . . . . .       813         526
    Deferred compensation  . . . . . . . . . . . . . . . . .        44          38
    Noncash compensation . . . . . . . . . . . . . . . . . .        75          --
    Deferred income taxes  . . . . . . . . . . . . . . . . .       147          --
    Changes in operating assets and liabilities:
      Accounts receivable, trade . . . . . . . . . . . . . .       162         271
      Accounts receivable, stockholder . . . . . . . . . . .        --      (3,030)
      Accounts receivable, other . . . . . . . . . . . . . .       412          (9)
      Inventories. . . . . . . . . . . . . . . . . . . . . .    (2,875)     (3,966)
      Supplies, prepaid expenses and other current assets. .       343        (611)
      Accounts payable and accrued liabilities . . . . . . .        62       1,346
                                                             ---------   ---------
        Net cash used in operating activities. . . . . . . .    (1,583)     (6,660)
                                                             ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Long-term receivable . . . . . . . . . . . . . . . . . . .       (97)     (1,533)
  Additions to property, plant and equipment . . . . . . . .    (5,423)     (8,525)
  Other assets . . . . . . . . . . . . . . . . . . . . . . .      (109)         62
                                                             ---------   ---------
        Net cash used in investing activities. . . . . . . .    (5,629)     (9,996)
                                                             ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt . . . . . . . . . . . . . . . .     1,094       3,963
  Repayment of long-term debt. . . . . . . . . . . . . . . .    (1,169)         --
  Borrowings on notes payable, short-term  . . . . . . . . .        --      10,500
  Repayments on notes payable, short-term  . . . . . . . . .        --      (1,807)
  Repurchase of shares . . . . . . . . . . . . . . . . . . .      (344)         --
  Partnership distributions  . . . . . . . . . . . . . . . .        --         (24)
                                                             ---------   ---------
        Net cash (used in) provided by financing activities.      (419)     12,632
                                                             ---------   ---------
        Decrease in cash and cash equivalents. . . . . . . .    (7,631)     (4,024)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . .    14,483       4,024
                                                             ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .   $ 6,852     $     0
                                                             ---------   ---------
                                                             ---------   ---------

                   See accompanying Notes to Financial Statements.

                        SCHEID VINEYARDS INC. AND SUBSIDIARY
                           NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting
principles have been omitted pursuant to such SEC rules and regulations.   In
the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and its results of operations for the three and six-month periods ended June 30, 1998 and 1997 and its cash flows for the six-month periods ended June 30, 1998 and 1997. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year. The Company's balance sheet as of December 31, 1997 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

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

     The Company reported its operations through the date of the Exchange Transaction described below on a combined basis. See "Exchange Transaction, S Corporation Conversion and Pro Forma Amounts". Since the date of the Exchange Transaction, the Company reports its operations on a consolidated basis. All significant intercompany balances have been eliminated in the combinations and consolidation.

RECENT DEVELOPMENTS

     In July 1998, the Company entered into a long-term line of credit agreement with its principal bank which expires in July 2008 and provides for maximum borrowings totaling $3,600,000, which diminish annually through the expiration date. Borrowings on the facility bear interest at the bank's "reference" or "cost of funds" rate, and are collateralized by a first deed of trust on the Company's 370-acre Riverview Vineyard. In addition, the Company renewed its "crop" line of credit with its bank in June 1998. The current crop loan has maximum credit available of $10,500,000 and expires in June 2000. There are currently no amounts outstanding under either of the above credit facilities.

     In June 1998, the Company made a block purchase of 50,000 shares of its Class A Common Stock in the open market at a total purchase price of $344,000. In July 1998, the Company made another block purchase of 53,000 shares, at a total purchase price of $364,000. Futhermore, in July 1998, the Company instituted a stock repurchase program under which the Company may purchase in open market transactions and block purchases up to a maximum of 200,000 shares of its Class A Common Stock at such times, in such amounts or blocks, and at such prices as deemed appropriate. The Company has made a block purchase of 30,000 shares under this program at a total purchase price of $203,000. The shares purchased by the Company are currently held by the Company as treasury shares.

     In June 1998, the Company entered into a long-term grape purchase contract with United Distillers and Vintners Inc. (formerly Heublein, Inc. and IDV) covering approximately 325 acres located on the Company's Hames Valley Vineyard. The contract runs until 2014 with an "evergreen" renewal provision requiring two years' prior written notice of termination. The Company will begin delivering grapes under the contract on approximately one-half of the acres in 1999 and the balance in 2000.

     In addition, in May 1998, the Company entered into a long-term grape purchase contract with Beringer Wine Estates covering approximately 88 acres of vineyards. The contract, which begins in 1998, runs through 2004 and contains an "evergreen" provision which provides for automatic extensions beyond 2004 under certain conditions.

     In May 1998, a principal stockholder of the Company sold 1,000,000 shares of Class A Common Stock in an underwritten public offering, which shares were converted from an equal number of shares of Class B Common Stock in connection with the sale. The Company received no proceeds from the sale of these shares.

EXCHANGE TRANSACTION, S CORPORATION CONVERSION AND PRO FORMA AMOUNTS

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

     S CORPORATION CONVERSION -- The Exchange Transaction resulted in termination of SVI-Cal's S Corporation status. As a result, after July 30, 1997, SVI pays income taxes at the corporate level. The pro forma income tax benefit in the statements of operations for the three and six-month periods ended June 30, 1997 is based upon an assumed 40% combined federal and state income tax rate.

     EARNINGS PER SHARE AND CLASSES OF COMMON STOCK -- The weighted average shares outstanding in the statement of operations for the three and six-month periods ended June 30, 1997 are based upon the 4,400,000 shares of Class B Common Stock outstanding after giving pro forma effect to the Exchange Transaction. In connection with the stock offering, the Company sold 2,300,000 shares of Class A Common Stock. The weighted average shares outstanding for the three and six-month periods ended June 30, 1998 are based on the actual weighted average shares of Class A and Class B Common Stock outstanding for the respective periods. The effect of outstanding stock options on the weighted average shares was antidilutive for the periods presented.

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

     The Company currently grows 20 varieties of premium wine grapes, with over 64% of its acreage planted in the so-called "Big 3" varieties of Chardonnay, Merlot and Cabernet Sauvignon. Substantially all of the Company's current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006.

     The wine grape business is extremely seasonal. The Company recognizes substantially all of its crop sales revenue at the time of its annual harvest in September and October, and costs incurred throughout the year to farm and harvest the Company's wine grape crop are capitalized until the revenues associated with such costs are recognized. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two fiscal quarters have historically resulted in a loss, and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sales in years subsequent to the harvest year, which may impact quarterly results.

     The 1998 growing season has been one of unseasonably cool and cloudy weather which continued from late May into mid-July. This weather condition has caused mildew and other problems which has delayed vine growth and crop development in most California coastal and some interior vineyards. Controlling these problems in the Company's vineyards necessitated leaf removal, thinning, spraying and other activities, resulting in higher than expected farming expenses. Recent industry crop surveys for the coastal regions estimate that the 1998 grape crop will be down 15% to 20% from 1997's record high crop year. The Company's most recent internal crop projections indicate a decrease in tonnage for the 1998 harvest generally in line with these industry estimates. This anticipated reduction in revenue and increase in expenses is expected to be partically offset by price increases averaging about 11%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

     Sales (which include all revenues other than revenues from vineyard management services and other fees) increased to $745,000 in the six months ended June 30, 1998 from $16,000 in the 1997 period, an increase of $729,000. Sales for the six months ended June 30, 1998 is comprised of $669,000 in bulk wine sales and $76,000 from the sale of wine and wine-related merchandise at the Company's tasting room. Sales for the six months ended June 30, 1997 consisted entirely of sales of wine and wine-related merchandise at the Company's tasting room.

     Revenue from vineyard management services and other fees decreased by 22.4% to $437,000 for the six months ended June 30, 1998 from $563,000 in the 1997 period, a decrease of $126,000. The decrease was primarily due to a one-time development fee received under a new management agreement entered into in the first quarter of 1997.

     GROSS PROFIT. Gross profit for the six months ended June 30, 1998 was $839,000 compared to $555,000 for the six months ended June 30, 1997, an increase of $284,000 or 51.2%. This increase resulted primarily from the sale of bulk wine in 1998, partially offset by the decrease in vineyard management services and other fees discussed above. Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses
increased by 47.3% to $2,147,000 for the six months ended June 30, 1998 from $1,458,000 in the 1997 period, an increase of $689,000. The increase was due primarily to costs associated with additional compensation and related benefits and overall office expense due to the expansion of the Company's business, costs associated with the operations of a public company, as well as the operations of the Company's tasting room.

     INTEREST EXPENSE (INCOME), NET.   Net interest expense (income) was
($32,000) for the six months ended June 30, 1998 and $322,000 in the 1997 period, a decrease of $354,000. Interest expense decreased to $291,000 for the six months ended June 30, 1998 from $337,000 in the 1997 period, primarily as a result of lower interest rates in the 1998 period and borrowings in 1997 under the Company's crop line of credit. There have been no such borrowings in 1998. Interest income increased to $323,000 for the six months ended June 30, 1998 from $15,000 in the 1997 period. The increase in interest income was due to the increase in cash holdings of the Company from 1997 to 1998, primarily as the result of funds received in the Company's initial public offering in July 1997, and cash received from an above-average harvest in 1997.

     INCOME TAX BENEFIT. The income tax benefit increased to $510,000 for the six months ended June 30, 1998 from $0 in the 1997 period. The Company paid no income taxes prior to becoming a C Corporation in July 1997.

     NET LOSS.   Net loss for the six months ended June 30, 1998 was $766,000 as compared to $1,225,000 in the 1997 period, a decrease of $459,000 or 37.5%. On a pro forma basis, net loss for the six months ended June 30, 1997 was $735,000. Pro forma net loss is derived by providing an income tax benefit as if the Company had been a C Corporation for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Primarily as the result of the net proceeds received from the Company's initial public offering and operating cash flows from the 1997 harvest, working capital increased to $9,930,000 at June 30, 1998 from $2,254,000 at June 30, 1997, an increase of $7,676,000. At December 31, 1997, working capital was $15,665,000. The reduction in working capital from December 31, 1997 to June 30, 1998 was primarily due to the expenditures of current working capital to fund vineyard development.

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

     The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's anticipated working capital needs. This crop line was renewed in June 1998 and expires June 5, 2000. There were no amounts outstanding under this line at June 30, 1998. Although no assurances can be given, management believes that the Company's existing working capital and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 1998.

     SVI also has long-term credit facilities which expire through July 2008 and provide for maximum borrowings totaling $10,885,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At June 30, 1998, the outstanding amount owed by the Company under these facilities was $6,686,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At June 30, 1998, the weighted average per annum interest rate on these lines was 7.73%.

     The Company also has other long-term notes payable which, as of June 30, 1998, totaled approximately $6,974,000. Each of these notes is primarily secured by deeds of trust, leasehold interests or equipment, and has an interest rate based on the bank's "reference" or "cost of funds" rate. At June 30, 1998, the weighted average per annum interest rate on these notes payable was 7.82%.

     The Company also has a $7,500,000 bank line of credit, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. At June 30, 1998, the outstanding balance on this line of credit was $4,776,000. This line bears interest at the bank's reference rate (6.12% at June 30, 1998) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

     The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At June 30, 1998, the Company was in compliance with these covenants.

     Management expects that capital requirements will expand significantly to support expected future growth and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $7.3 million in capital investment over the next three years, and continued improvements of existing vineyards are expected to require approximately $8 million. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

     Cash used in operating activities was $1,583,000 for the six months ended June 30, 1998, compared to $6,660,000 for the same period in 1997, a decrease of $5,077,000. The decrease in the cash used for operations was primarily due to (i) a decrease in the net loss from 1997 to 1998 in the amount of $459,000, (ii) a increase in 1997 of a receivable due from a Company stockholder for distributions in the amount of $3,030,000, and (iii) a net decrease in the amount of $761,000 for expenditures for inventories, supplies and other current assets, and accounts payable and accrued liabilities as the result of timing differences in the incurrence of crop costs.

     Cash used in investing activities was $5,629,000 for the six months ended June 30, 1998, compared to $9,996,000 for the same period in 1997, a decrease of $4,367,000. The decrease was principally the result of reductions in additions to property, plant and equipment, and net repayments of a long-term receivable. The additions to property and equipment in 1998 were primarily due to the improvements of the Company's existing vineyards,
and ongoing development of approximately 329 acres of new vineyards.    In
1997, the additions were due to the acquisition of the Company's Riverview Vineyard in June 1997, and the development of existing vineyards. The decrease in long-term receivables was due to the repayment of a portion of the costs incurred for the development of certain vineyards owned by a major client of the Company who has provided a letter of credit to secure repayment.

     Cash used in financing activities was $419,000 for the six months ended June 30, 1998, compared to cash provided by financing activities of $12,632,000 for the same period in 1997. During the six months ended June 30, 1998, the credit line and related receivable from a major client were reduced by $997,000 as described above. There were no such repayments for the same period in 1997. In addition, in 1997 the Company borrowed approximately $10,500,000 against its crop line of credit to fund 1997 crop costs. There were no such additional borrowings in 1998 as the Company has had sufficient working capital to fund 1998 crop costs.

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions (ii) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs, (iii) consumer demand and preferences for the wine grape varieties produced by the Company, (iv) general health and social concerns regarding consumption of wine and spirits, (v) the size and growth rate of the California wine industry, (vi) seasonality of the wine grape producing business, (vii) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages, (viii) competition from other producers and wineries, (ix) proposed expansion of the Company's wine business, (x) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs, (xi) the Company's dependence on a small number of clients for the purchase of a substantial portion of the Company's grape production, (xii) the availability of financing on terms acceptable to the Company, and (xiii) the Company's labor relations. These and other factors, risks and uncertainties are discussed in greater detail under the caption "Business - Cautionary Information Regarding Forward Looking Statements" in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1998 and under the caption "Risk Factors" in the Company's Prospectus dated May 8, 1998 filed with the Securities and Exchange Commission. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

     Through June 30, 1998, the Company has applied all of the $19,968,000 in net offering proceeds as follows:

          Repayment of working capital indebtedness  (1)      $9,200,000
          Development of vineyards in Hames Valley             2,800,000
          Repayment of short-term note payable (1)             3,000,000
          Working capital for existing vineyards and
               general corporate purposes                      2,500,000
          Capital improvements for existing vineyards          2,468,000
                                                              ----------

          Total proceeds applied                             $19,968,000
                                                              ----------
                                                              ----------

          ________________________________________________________________
     (1) In order to reduce net interest expense, the Company temporarily used a portion of the proceeds from the initial closing of the offering to repay outstanding indebtedness related to its acquisition of Riverview Vineyard in June 1997 with the intention of funding expenditures for acquiring and developing additional vineyard properties out of future borrowings under its lines of credit or other indebtedness. In this regard, the Company has entered into long-term financing for the Riverview Vineyard. See "Item 1- Notes to Financial Statements - Recent Developments".

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 1998 Annual Meeting of Stockholders on May 28, 1998. A total of 2,087,605 shares of Class A Common Stock and 4,374,000 shares of Class B Common Stock or 89.8% and 99.9%, of the stockholders of record as of April 16, 1998 respectively, were present or represented at the meeting.

          Each class of Common Stock votes separately in the election of directors, with the holders of Class A Common Stock currently being entitled to elect two directors and the holders of Class B Common Stock currently being entitled to elect three directors. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes on all other matters submitted to vote of stockholders.

          The following persons were elected to the Board of Directors of the Company by the Class A stockholders, each of whom was an existing director at that time: John L. Crary and Robert B. Hartzell. The number of shares voting in favor of each nominee was 2,084,350 and the number of shares withholding votes was 3,255.

          The following persons were elected to the Board of Directors of the Company by the Class B stockholders, each of whom was an existing director at that time: Alfred G. Scheid, Scott D. Scheid and Heidi M. Scheid. The number of shares voting in favor of each nominee was 21,870,000 and the number of shares withholding votes was 0.

          No other persons were nominated for election to the Board of Directors.

          In addition, the stockholders voted to amend the Certificate of Incorporation and the Company's Bylaws. A total of 23,642,249 votes were cast for the amendments, 1,240 votes were cast against the amendments, and 1,655 votes abstained.

ITEM 5.   OTHER INFORMATION

          FUTURE STOCKHOLDER PROPOSALS --

          Any stockholder proposal intended to be presented at the 1999 Annual Meeting of Stockholders in accordance with the procedures set forth in Rule 14a-8 of the Securities and Exchange Commission must be submitted sufficiently far in advance so that it is received by the Company not later than December 24, 1998. In the event that any stockholder proposal is presented at the 1999 Annual Meeting of Stockholders other than in accordance with the procedures set forth in Rule 14a-8, proxies solicited by the Company for such meeting will confer upon the proxy holders discretionary authority to vote on any matter so presented of which the Company does not have notice prior to March 11, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are included herewith:

               10.1* Grape Purchase Agreement, dated April 15, 1998, by and between Scheid Vineyards California Inc., a California corporation, and International Distillers and Vintners North America, Inc., a Connecticut corporation. (See also Exhibit 99.1)

               10.2 Third Amendment to Agricultural Credit Agreement, dated June 5, 1998, by and between Sanwa Bank California and Scheid Vineyards California Inc.

               10.3 Line of Credit Agreement, dated June 15, 1998, by and between Sanwa Bank California and Scheid Vineyards California Inc.

               27.1      Financial Data Schedule (electronically filed herewith)

               99.1      Supplemental Agreement of Scheid Vineyards Inc.
               ______________________
               * Portions of this Exhibit have been deleted pursuant to the
                 Company's request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act.

          (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1998          SCHEID VINEYARDS INC.



                               /s/ Heidi M. Scheid
                               ------------------------
                               Heidi M. Scheid
                               Vice President Finance and Chief Financial
                                 Officer
                               (Duly Authorized Officer and Principal Financial
                                  Officer)


                               /s/ Ernest M. Brown
                               ------------------------
                               Ernest M. Brown
                               Vice President and Secretary
                               (Duly Authorized Officer and Principal Accounting
                                  Officer)