Form 10QSB
period 1998-09-30
SCHEID VINEYARDS INC
filed 1998-11-13
CIK 1039213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                              Yes     X           No
                                                   -------            -------
There were 6,480,950 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 11, 1998, consisting of 3,105,950 shares of Class A Common Stock and 3,375,000 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes     No  X
                                                                   ---    ---
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SCHEID VINEYARDS INC.
                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

                                                                                  PAGE NO.
                                                                                  --------
Item 1.     Financial Statements:

             a.   Balance Sheets at September 30, 1998 and December 31, 1997          3

             b.   Statements of Operations for the three and nine months ended
                  September 30, 1998 and 1997                                         4

             c.   Statements of Cash Flows for the nine months ended
                  September 30, 1998 and 1997                                         5

             d.   Notes to Financial Statements                                       6

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                8

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                        14

Item 2.     Changes in Securities and Use of Proceeds                                14

Item 3.     Defaults Upon Senior Securities                                          15

Item 4.     Submission of Matters to a Vote of Security Holders                      15

Item 5.     Other Information                                                        15

Item 6.     Exhibits and Reports on Form 8-K                                         15

Signatures                                                                           15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  September 30,        December 31,
                                                                                      1998                1997
                                                                                 ---------------      --------------
                                                                                   (Unaudited)
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................................          $    669             $ 14,483
   Accounts receivable, trade ............................................               962                  349
   Accounts receivable, other ............................................                --                  412
   Inventories ...........................................................             6,017                1,102
   Supplies, prepaid expenses and other current assets ...................               469                  813
                                                                                    --------             --------
        Total current assets .............................................             8,117               17,159
PROPERTY, PLANT AND EQUIPMENT, NET .......................................            32,504               27,795
LONG-TERM RECEIVABLE .....................................................             5,491                4,679
OTHER ASSETS, NET ........................................................               465                  236
                                                                                    --------             --------
                                                                                    $ 46,577             $ 49,869
                                                                                    --------             --------
                                                                                    --------             --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current portion of long-term debt .....................................          $    660             $    660
   Accounts payable and accrued liabilities ..............................             1,196                  519
   Accrued interest payable ..............................................               237                  315
                                                                                    --------             --------
        Total current liabilities ........................................             2,093                1,494
LONG-TERM DEBT, NET OF CURRENT PORTION ...................................            16,007               17,851
DEFERRED COMPENSATION ....................................................                --                  662
DEFERRED INCOME TAXES ....................................................               888                  741
                                                                                    --------             --------
         Total liabilities ...............................................            18,988               20,748
                                                                                    --------             --------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 2,000,000 shares
      authorized; no shares issued and outstanding .......................                --                   --
    Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized; 3,325,000 and
       2,300,000 shares issued in 1998 and 1997, respectively
     Class B, $.001 par value; 10,000,000 shares authorized; 3,375,000 and
       4,400,000 shares issued in 1998 and 1997, respectively ............                 7                    7
   Additional paid-in capital ............................................            21,872               21,797
   Retained earnings .....................................................             6,902                7,317
   Less treasury stock; 194,000 Class A shares at cost in 1998,
     none in 1997 ........................................................            (1,192)                  --
                                                                                    --------             --------
        Total stockholders' equity .......................................            27,589               29,121
                                                                                    --------             --------
                                                                                    $ 46,577             $ 49,869
                                                                                    --------             --------
                                                                                    --------             --------

                 See accompanying Notes to Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            Three Months Ended                 Nine Months Ended
                                                               September  30,                    September  30,
                                                         -------------------------          -------------------------
                                                           1998             1997             1998              1997
                                                         -------           -------          -------           -------
REVENUES:
   Sales ......................................          $ 1,009           $12,410          $ 1,754           $12,426
   Vineyard management, services and
     other fees................................              259               341              696               903
                                                         -------           -------          -------           -------
         Total revenues .......................            1,268            12,751            2,450            13,329
COST OF SALES .................................              469             4,512              812             4,536
                                                         -------           -------          -------           -------
GROSS PROFIT ..................................              799             8,239            1,638             8,793
   General and administrative expenses ........              891             1,260            3,038             2,718
   Deferred compensation provision ............             (706)               --             (706)               --
   Interest expense (income), net .............               29               351               (3)              673
                                                         -------           -------          -------           -------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION (BENEFIT) .........................              585             6,628             (691)            5,402
INCOME TAX PROVISION (BENEFIT) ................              234             2,430             (276)            2,430
                                                         -------           -------          -------           -------
INCOME (LOSS) BEFORE DEFERRED TAX
  ADJUSTMENT ..................................              351             4,198             (415)            2,972
DEFERRED INCOME TAXES FROM
   REORGANIZATION TO C CORPORATION ............               --             1,390               --             1,390
                                                         -------           -------          -------           -------
NET INCOME (LOSS) .............................          $   351           $ 2,808          $  (415)          $ 1,582
                                                         -------           -------          -------           -------
                                                         -------           -------          -------           -------
BASIC AND DILUTED INCOME (LOSS)
  PER SHARE ...................................          $  0.05           $  0.48          $ (0.06)          $  0.32
                                                         -------           -------          -------           -------
                                                         -------           -------          -------           -------
PRO FORMA AMOUNTS:
INCOME BEFORE INCOME TAXES AS
  REPORTED ....................................                            $ 6,628                            $ 5,402
PRO FORMA INCOME TAX PROVISION ................                              2,651                              2,161
                                                                           -------                            -------
PRO FORMA NET INCOME ..........................                            $ 3,977                            $ 3,241
                                                                           -------                            -------
                                                                           -------                            -------
PRO FORMA BASIC AND DILUTED NET
  INCOME PER SHARE ............................                            $  0.68                            $  0.66
                                                                           -------                            -------
                                                                           -------                            -------
WEIGHTED AVERAGE SHARES OUTSTANDING ...........            6,564             5,845            6,654             4,887
                                                         -------           -------          -------           -------
                                                         -------           -------          -------           -------

                 See accompanying Notes to Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                           ---------------------------
                                                                             1998               1997
                                                                           ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................          $   (415)          $  1,582
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation, amortization and abandonments ................             1,141                908
     Deferred compensation ......................................              (662)                59
     Noncash compensation .......................................                75                 --
     Deferred income taxes ......................................               147              1,390
     Changes in operating assets and liabilities:
      Accounts receivable, trade ................................              (613)           (12,476)
      Accounts receivable, stockholder ..........................                --                (12)
      Accounts receivable, other ................................               412                  3
      Inventories ...............................................            (4,915)            (1,257)
      Supplies, prepaid expenses and other current assets .......               344             (1,382)
      Accounts payable and accrued liabilities ..................               599              1,923
      Income taxes payable ......................................                --              2,430
                                                                           --------           --------
        Net cash used in operating activities ...................            (3,887)            (6,832)
                                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Long-term receivable .........................................              (812)            (2,233)
   Additions to property, plant and equipment ...................            (6,486)            (9,506)
   Proceeds from sale of property, plant and equipment ..........               201                 --
   Other assets .................................................              (229)               173
                                                                           --------           --------
        Net cash used in investing activities ...................            (7,326)           (11,566)
                                                                           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt ...................................             3,558              8,977
   Repayment of long-term debt ..................................            (4,967)            (2,160)
   Borrowings on notes payable, short-term ......................                --             13,400
   Repayments on notes payable, short-term ......................                --            (13,400)
   Payments on note payable, stockholder ........................                --             (1,000)
   Payments on notes payable, affiliates ........................                --               (807)
   Proceeds from issuance of common stock .......................                --             20,700
   Offering costs ...............................................                --               (398)
   Repurchase of shares .........................................            (1,192)                --
   Subchapter S Corporation and partnership distributions .......                --             (3,673)
                                                                           --------           --------
        Net cash (used in) provided by financing activities .....            (2,601)            21,639
                                                                           --------           --------
        (Decrease) increase in cash and cash equivalents ........           (13,814)             3,241
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................            14,483              4,024
                                                                           --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................          $    669           $  7,265
                                                                           --------           --------
                                                                           --------           --------

                 See accompanying Notes to Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and its results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and its cash flows for the nine-month periods ended September 30, 1998 and 1997. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing financial statements are not considered indicative of the results expected for the full fiscal year. The Company's balance sheet as of December 31, 1997 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

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

RECENT DEVELOPMENTS

         On October 28, 1998 the Company announced that it has instituted a new stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on September 30, 1999. Through November 11, 1998, the Company had purchased 9,450 shares under this program for approximately $52,000.

         In connection with the adoption of the new stock repurchase program, the Company has terminated its prior stock repurchase program adopted in July 1998. This program would have expired on January 30, 1999 and authorized the purchase of up to 200,000 shares of Class A Common Stock. Under the prior repurchase program, the Company repurchased 103,100 shares of Class A Common Stock. The Company also made other repurchases earlier in 1998 of 103,000 shares of Class A Common Stock. The aggregate purchase price for these 206,100 shares was approximately $1,252,000.

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

         S CORPORATION CONVERSION -- The Exchange Transaction resulted in termination of SVI-Cal's S Corporation status. As a result, after July 30, 1997, SVI pays income taxes at the corporate level. The pro forma income tax provision in the statements of operations for the three and nine-month periods ended September 30, 1997 is based upon an assumed 40% combined federal and state income tax rate.

         EARNINGS PER SHARE AND CLASSES OF COMMON STOCK -- The weighted average shares outstanding in the statement of operations for the three and nine-month periods ended September 30, 1997 are based upon the 4,400,000 shares of Class B Common Stock outstanding after giving pro forma effect to the Exchange Transaction and the 2,300,000 shares of Class A Common Stock sold in connection with the Company's initial public stock offering in July 1997. The weighted average shares outstanding for the three and nine-month periods ended September 30, 1998 are based on the actual weighted average shares of Class A and Class B Common Stock outstanding for the respective periods. The effect of outstanding stock options on the weighted average shares was antidilutive for the periods presented.

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

         The wine grape business is extremely seasonal. The Company recognizes substantially all of its crop sales revenue at the time of its annual harvest, which generally occurs in September and October, and costs incurred throughout the year to farm and harvest the Company's wine grape crop are capitalized until the revenues associated with such costs are recognized. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two fiscal quarters have historically resulted in a loss, and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. In addition, the timing of annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one fiscal year. This is a significant factor in comparing operating results for 1997 and 1998. See "-Results of Operations - Nine Months Ended September 30, 1998 and 1997." From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sales in years subsequent to the harvest year, which may impact quarterly results.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room which opened in April 1997.

         Sales (which include all revenues other than revenues from vineyard management services and other fees) decreased to $1,754,000 in the nine months ended September 30, 1998 from $12,426,000 in the 1997 period, a decrease of $10,672,000. Sales for the nine months ended September 30, 1998 is comprised of $635,000 in grape sales, $982,000 in bulk wine sales and $137,000 from the sale of wine and wine-related merchandise. Sales for the nine months ended September 30, 1997 is comprised of $12,377,000 in grape sales and $49,000 from the sale of wine and wine-related merchandise. There were no sales of bulk wine in 1997.

         The 1998 harvest growing season was one of unseasonably cool and cloudy weather, causing delayed vine growth and crop development industry-wide. These poor growing conditions resulted in reduced crop yields and caused an approximately three to four week delay in the start of harvest, which factors account for the decrease in grape sales for the nine months ended September 30, 1998 as compared to the 1997 period. Through September 30, 1998 only 7% of Company-owned vineyard acres had been harvested as compared to 63% by September 30, 1997. See "- Anticipated Revenues For Fiscal Year Ending December 31, 1998."

         Revenue from vineyard management services and other fees decreased by 23% to $696,000 for the nine months ended September 30, 1998 from $903,000 in the 1997 period, a decrease of $207,000. The decrease was primarily due to a one-time development fee received under a new management agreement entered into in the first quarter of 1997.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 1998 was $1,638,000 compared to $8,793,000 for the nine months ended September 30, 1997, a decrease of $7,155,000 or 81%. This decrease resulted primarily from the decrease in grape sales and vineyard management services and other fees discussed above, and is partially offset by the sale of bulk wine in 1998.

         Gross margin on grape sales decreased to 51% in the 1998 third quarter as compared to 64% in the 1997 period. The decrease in gross margin on grape sales is primarily the result of lower yields per acre in 1998 than in 1997, partially offset by price increases from 1997 to 1998. In addition, the 1998 growing season was one of unseasonably cool and cloudy weather which continued from late May into mid-July. This weather condition caused mildew and other problems, delaying vine growth and crop development industry-wide. Controlling these problems in the Company's vineyards necessitated leaf removal, thinning, spraying and other activities, resulting in higher than expected farming expenses.

         Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 12% to $3,038,000 for the nine months ended September 30, 1998 from $2,718,000 in the 1997 period, an increase of $320,000. The increase was due primarily to costs associated with additional compensation and related benefits due to the expansion of the Company's business and costs associated with the operations of a public company.

         DEFERRED COMPENSATION PROVISION. During the three-months ended September 30, 1998, the Company reversed an accrual of deferred compensation in the amount of $706,000. The deferred compensation liability was due to an arrangement whereby the Company would make annual payments to a certain employee commencing upon his retirement. The employee passed away in August 1998 negating the need for the provision.

         INTEREST EXPENSE (INCOME), NET. Net interest expense (income) was ($3,000) for the nine months ended September 30, 1998 and $673,000 in the 1997 period, a decrease of $676,000, and is comprised of the following:

                                           1998              1997
                                          -----              ----
Interest expense ............          $ 797,000           $ 957,000
Less capitalized interest ...           (446,000)           (200,000)
                                       ---------           ---------
  Net interest expense ......            351,000             757,000
Interest income .............           (354,000)            (84,000)
                                       ---------           ---------
Net interest expense (income)          $  (3,000)          $ 673,000
                                       ---------           ---------
                                       ---------           ---------

         Total interest expense decreased primarily as a result of lower interest rates in the 1998 period and borrowings in 1997 under the Company's crop line of credit. There have been no such borrowings in 1998. Capitalized interest increased in the 1998 period due to increased expenditures for vineyard acreage being improved or developed. The increase in interest income in 1998 was due to the increase in cash holdings of the Company from 1997 to 1998, primarily as the result of funds received in the Company's initial public offering in July 1997, and cash received from an above-average harvest in 1997.

         INCOME TAX PROVISION (BENEFIT). The income tax provision (benefit) decreased to ($276,000) for the nine months ended September 30, 1998 from $2,430,000 in the 1997 period. The Company paid no income taxes prior to becoming a C Corporation in July 1997.

         NET INCOME (LOSS) BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had a net loss before deferred tax adjustment for the nine month ended September 30, 1998 of $415,000 as compared to net income before deferred tax adjustment of $2,972,000 in the 1997 period.

         DEFERRED TAXES FROM REORGANIZATION TO C CORPORATION. In July 1997, the Company incurred a one-time noncash charge to earnings in the amount of $1,390,000 to record the deferred tax liability arising from the reorganization of the Company's business from an S Corporation and partnerships to a taxable C Corporation in connection with the Company's initial public offering.

         NET INCOME (LOSS). The Company had a net loss for the nine months ended September 30, 1998 of $415,000 as compared to net income of $1,582,000 in the 1997 period. On a pro forma basis, net income for the nine months ended September 30, 1997 was $3,241,000. Pro forma net income is derived by providing an income tax provision as if the Company had been a C Corporation for the nine months ended September 30, 1997.

ANTICIPATED REVENUES FOR FISCAL YEAR ENDING DECEMBER 31, 1998

         At November 11, 1998, approximately 94% of the Company's vineyard acres had been harvested. The Company estimates that the size of the 1998 crop is approximately 30% less than 1997's record harvest and approximately 15% less than the Company's expectations in an "average" year. Because of this reduction in crop yields, revenue from grape sales in 1998 will be materially affected and the reduction will only be partially offset by year-to-year price increases ranging from 7% to 11%. The Company estimates that for the fiscal year ending December 31, 1998 it will record revenues in excess of $16,000,000. In addition, the Company incurred above-average farming expenses in 1998 due to the need for leaf removal, thinning, spraying and other activities necessary to combat unfavorable weather conditions. Although the Company believes these estimates are realistic, it should be noted that not all information used to derive amounts due from customers has been finalized as of the date of this report and actual revenues may differ from those projected above. The Company cautions that historical amounts of cost of goods sold and other expenses deducted in arriving at net income or historical ratios of costs and expenses to revenues should not be expected to provide an indication of gross profit or net income to be reported by the Company for fiscal 1998. See "--Special Note Regarding Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

         SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Working capital at September 30, 1998 was $6,024,000 as compared to $15,665,000 at December 31, 1997, a decrease of $9,641,000. The reduction in working capital from December 31, 1997 to September 30, 1998 was primarily due to the expenditures of current working capital to fund vineyard development, repay certain long-term credit facilities and repurchase shares of the Company's Class A Common Stock.

         Under the Company's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop. The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November. Due to the three to four week delay in the start of the 1998 harvest, this years' crop will be delivered in October and November, and the majority of cash from grape sales is expected to be received in late November. In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year. Historically, SVI has obtained these funds pursuant to credit lines with banks.

         The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's anticipated working capital needs. This crop line was renewed in June 1998 and expires June 5, 2000. There were no amounts outstanding under this line at September 30, 1998. Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal years ending December 31, 1998 and 1999.

         SVI also has long-term credit facilities which expire through July 2008 and provide for maximum borrowings totaling $10,885,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At September 30, 1998, the outstanding amount owed by the Company under these facilities was $4,711,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At September 30, 1998, the weighted average per annum interest rate on these lines was 7.64%.

         The Company also has other long-term notes payable which, as of September 30, 1998, totaled approximately $6,465,000. Each of these notes is primarily secured by deeds of trust, leasehold interests or equipment, and has an interest rate based on the bank's "reference" or "cost of funds" rate. At September 30, 1998, the weighted average per annum interest rate on these notes payable was 7.68%.

         The Company also has a $7,500,000 bank line of credit, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. At September 30, 1998, the outstanding balance on this line of credit was $5,491,000. This line bears interest at the bank's reference rate (5.87% at September 30, 1998) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

         The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At September 30, 1998, the Company was in compliance with these covenants.

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

         Cash used in operating activities was $3,887,000 for the nine months ended September 30, 1998, compared to $6,832,000 for the same period in 1997, a decrease of $2,945,000. The decrease was primarily due to the reduction in accounts receivable and revenues in 1998 as compared to 1997 due to the delay in the start of the 1998 harvest.

         Cash used in investing activities was $7,326,000 for the nine months ended September 30, 1998, compared to $11,566,000 for the same period in 1997, a decrease of $4,240,000. The decrease was principally the result of reductions in additions to property, plant and equipment, and reductions in the additions to a long-term receivable. The additions to property and equipment in 1998 were primarily due to the improvements of the Company's existing vineyards, and ongoing development of approximately 329 acres of new vineyards. In 1997, the additions were due to the acquisition of the Company's Riverview Vineyard in June 1997, the improvement of existing vineyards, and the development of new vineyards. The decrease in the additions to long-term receivables was due to the repayment of a portion of the costs incurred for the development of certain vineyards owned by a major client of the Company who has provided a letter of credit to secure repayment.

         Cash used in financing activities was $2,601,000 for the nine months ended September 30, 1998, compared to cash provided by financing activities of $21,639,000 for the same period in 1997. During the nine months ended September 30, 1998, the credit line and related receivable from a major client were reduced by $997,000, as described above. There were no such repayments for the same period in 1997. In addition, in 1998, the Company repurchased 194,000 shares of its Common Stock for $1,192,000. In July, 1997 the Company received proceeds from its initial public offering in the amount of $20,700,000 and made distributions to partners and shareholders in connection with the offering in the amount of $3,673,000.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. If not corrected, many computer programs could fail or produce erroneous results. If the Company, or its significant customers, suppliers, lenders, or other third parties fail to correct Year 2000 issues, the Company's ability to operate its business could be affected.

         The Company is currently in the process of upgrading its accounting and financial software, and, in conjunction with the upgrade, any known Year 2000 issues will be corrected. This upgrade is anticipated to be completed by mid-1999. In the event that this upgrade is not completed by December 31, 1999, the most likely worst-case scenario would be that the majority of the Company's accounting functions would have to be performed manually. In addition, there are also risks associated with certain suppliers, including utility companies, over which the Company has little or no control. The Company has begun making inquiries of certain of its principal suppliers and customers with respect to their year 2000 readiness and its potential effects on the Company. Although no assurances can be given, the Company currently believes that through its planned upgrade of its accounting and financial systems, as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will not materially impair the Company's ability to conduct business, nor be material to the Company's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.      OTHER INFORMATION

             None

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

Date: November 11, 1998         SCHEID VINEYARDS INC.

                                /s/ Heidi M. Scheid
                                -----------------------------
                                Heidi M. Scheid

                                Vice President Finance and Chief Financial
                                Officer (Duly Authorized Officer and
                                Principal Financial and Accounting Officer