Form 10KSB
period 1998-12-31
SCHEID VINEYARDS INC
filed 1999-03-24
CIK 1039213

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 000-22857

                               SCHEID VINEYARDS INC.
                   (Name of small business issuer in its charter)

                DELAWARE                                 77-0461833
     (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                        Number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [  ]

Issuer's revenues for its most recent fiscal year:      $17,473,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market National Market System on March 15, 1999:
$15,243,000. The voting stock held by non-affiliates on that date consisted of 2,740,250 shares of Class A Common Stock.

Number of shares outstanding of each of the issuer's classes of common stock at March 15, 1999:
                 Class A  2,740,250       Class B   3,374,100

Portions of the registrant's Proxy Statement for its May 13, 1999 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one)    Yes        No   X
                                                                 -----     -----

                               FORM 10-KSB INDEX



                                                                         PAGE
                                                                        NUMBER
                                                                        ------
Note Concerning Forward-Looking Statements                                3

                            PART I

Item 1.   Business.                                                       3

Item 2.   Description of Properties.                                     21

Item 3.   Legal Proceedings.                                             21

Item 4.   Submission of Matters to a Vote of Security Holders.           21


                            PART II

Item 5.   Market for Common Equity and Related Stockholder               22
          Matters.

Item 6.   Management's Discussion and Analysis or Plan of                22
          Operation.

Item 7.   Financial Statements.                                          29

Item 8.   Changes In and Disagreements With Accountants on               30
          Accounting and Financial Disclosures.


                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control           30
          Persons; Compliance With Section 16(a) of the
          Exchange Act.

Item 10.  Executive Compensation.                                        30

Item 11.  Security Ownership of Certain Beneficial Owners and            30
          Management.

Item 12.  Certain Relationships and Related Transactions.                30

Item 13.  Exhibits and Reports on Form 8-K.                              31

Signatures                                                               35


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

                                       PART 1
ITEM 1.    BUSINESS

OVERVIEW

     Scheid Vineyards Inc., a Delaware corporation ("SVI" or the "Company"), is a leading independent (I.E., not winery controlled) producer of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of wine grape vineyards. Of this total, approximately 4,400 acres are operated for the Company's own account, and 1,600 acres are operated under management contracts for others. All of the properties currently operated by the Company are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

     The Company currently produces 13 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon and Sauvignon Blanc. The Company believes that its customers contract with SVI to assure a consistent, reliable source of high-quality premium grapes for their wines. The Company's two largest winery customers are Canandaigua Brands, Inc. ("Canandaigua") and United Distillers and Vintners North America, a subsidiary of Diageo plc ("UDV"), the second and eighth largest U.S. wineries in terms of 1998 case shipments, respectively. These customers' labels include GLEN ELLEN, BEAULIEU VINEYARD, BV COASTAL, BLOSSOM HILL, PAUL MASSON, ALMADEN, DEER VALLEY, DUNNEWOOD, and MYSTIC CLIFFS. Grape purchase contracts with UDV cover 56% of the Company's acreage and accounted for approximately 74% and 81% of the Company's 1998 and 1997 total revenues, respectively.

     The Company also has long-term grape purchase agreements with other well-known producers of ultra premium wines, including Beringer Wine Estates, Chalone Wine Group, The Hess Collection Winery, David Bruce Winery and Gundlach-Bundschu Winery. The terms of the Company's long-term grape purchase contracts extend to between 2001 and 2014, and have "evergreen" provisions requiring two or three years' prior written notice of termination. These contracts generally require the customers to purchase substantially all of the Company's production from specified vineyards at a formula price based upon the previous harvest year's sales prices in California's leading coastal regions, including Napa, Sonoma, Mendocino and Monterey Counties.

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

     The Company's executive offices are located at 13470 Washington Blvd., Marina del Rey, California 90292, telephone number (310) 301-1555, and its vineyard headquarters compound is located at 1972 Hobson Avenue, Greenfield, California 93927.

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

RECENT DEVELOPMENTS

     Fiscal 1998 was a difficult farming year for California wine grape growers, including SVI. Unseasonably cool and cloudy weather from late May through July caused delayed vine growth and crop development industry-wide. These poor growing conditions resulted in reduced crop yields and a decrease in tons produced by SVI, from 15,600 tons in the record high crop year of 1997 to 10,900 tons in 1998, a decrease of 30%. As a result, total revenues decreased from $19,870,000 in 1997 to $17,473,000 in 1998, a decrease of 12%.
The decrease in yields from 1997 to 1998 was partially offset by the sale in 1998 of bulk wine and an approximately 12% increase in the average price per ton that the Company received for its grapes in 1998 over 1997 prices. Based on the Final Grape Crush Report published by the California Department of Food and Agriculture covering the 1998 harvest (from which the Company's 1999 grape prices are primarily determined), the Company anticipates that wine grape prices for the varieties it produces will be flat to moderately increased from prices received for the same varieties in 1998.

     In December 1998, the Company signed a long-term lease for approximately 740 acres of undeveloped land suitable for wine grape vineyards in Greenfield, a few miles from the Company's vineyard headquarters. The lease is for a term of up to 34 years. The Company is planting the entire acreage in 1999, with the first harvest expected in 2001.

     In June 1998, the Company entered into a long-term grape purchase contract with UDV covering approximately 325 acres located on one of the Company's vineyards in Hames Valley. The contract runs until 2014 with an "evergreen" renewal provision requiring two years' prior written notice of termination. The Company will begin delivering grapes under the contract on approximately one-half of the acres in 1999 and the balance in 2000.

     In addition in 1998, the Company entered into several other long-term grape purchase contracts with winery clients, including Beringer Wine Estates, Chalone Wine Group and David Bruce Winery covering approximately 200 acres of vineyards. These contracts, which began in 1998, run through at least 2004 and contain "evergreen" provisions which provide for automatic extensions beyond the initial terms under certain conditions.

     In July 1998, the Company entered into a long-term line of credit agreement with its principal bank which expires in June 2008 and provides for maximum borrowings totaling $3,600,000, which diminish annually through the expiration date. Borrowings on the facility bear interest at the bank's "reference" or "cost of funds" rate, and are collateralized by a first deed of trust on the Company's 370-acre Riverview Vineyard. In addition, the Company renewed its "crop" line of credit with its bank in June 1998. The current crop loan has maximum credit available of $10,500,000 and expires in June 2000. There are currently no amounts outstanding under either of the above credit facilities.

     In October 1998, the Company instituted a new stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on September 30, 1999. Through March 15, 1999, the Company had repurchased 380,050 shares under this program for approximately $1,711,000. In connection with the adoption of the new stock repurchase program, the Company terminated a prior stock repurchase program that authorized the purchase of up to 200,000 shares of Class A Common Stock.
 Under the prior repurchase program, the Company repurchased 102,600 shares of Class A Common Stock for an aggregate purchase price of $542,000 from July to October 1998. The Company also made other repurchases earlier in 1998 of 103,000 shares of Class A Common Stock at an aggregate purchase price of approximately $708,000.

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

     CONTINUE LONG-TERM RELATIONSHIPS WITH LEADING WINE PRODUCERS. The Company has had grape purchase contracts with UDV and its predecessors since 1972 and with Canandaigua and its predecessors since 1979. More recently, SVI has been contracting for grape sales with additional wineries with reputations for producing excellent wines such as Beringer Wine Estates, Chalone Wine Group and The Hess Collection Winery. Substantially all of the Company's production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006 with pricing arrangements the Company considers favorable. See "--The Company's Grape Production Operations--Grape Sales." The Company believes that its utilization of long-term contracts allows it to build long-term and mutually beneficial relationships with its customers and attain reliable sources of revenues not readily available to producers relying on the yearly spot market or short-term contracts with wineries.

     MAXIMIZE REVENUES AND PROFITABILITY PER ACRE. The Company invests in new equipment and the development of new and improved viticultural practices in order to increase the productivity and efficiency of its vineyards. These practices include methods of interplanting grape vines to increase vine density, new trellising systems designed to support more grape production while maintaining quality, and other state-of-the-art vineyard practices that facilitate increased production and mechanization. Because increased yields per acre do not significantly increase fixed or variable costs of operating vineyards, productivity improvements contribute substantially to gross profits. Due to its continuing redevelopment and improvement program on approximately 2,500 acres since 1993, the Company believes that much of its acreage now produces significantly more higher value and better quality grapes. See "--The Company's Grape Production Operations--Viticultural Practices".

     ACQUIRE HIGH QUALITY VINEYARD PROPERTIES. The Company has developed a disciplined property acquisition strategy in order to increase its productive capacity and leverage its available management and equipment resources. Due to the significant capital required to own, improve and operate vineyards, SVI believes that there may be significant opportunities to purchase or lease undeveloped land suitable for wine grape vineyards and acquire existing vineyards. The Company plans to capitalize on the experience and reputation of its senior management to pursue this strategy
     in Monterey County and other regions in California.   The Company's
     criteria for land and vineyard acquisitions emphasize value concepts intended to maintain long-term rates of return within certain ranges, although no assurances can be given regarding the profitability of any vineyard development or acquisition. As a result, the Company continually evaluates growth opportunities, but it only pursues those selected transactions that satisfy the Company's investment criteria. See "--New Vineyards and Redevelopment of Existing Vineyards".

CALIFORNIA WINE AND GRAPE INDUSTRY

     The market for California premium varietal table wines has grown significantly over the last 19 years. Since 1980, California premium wine revenues have increased at an average 18% compound annual rate to approximately $3.8 billion, or approximately 79% of total California table wine revenues of approximately $4.9 billion in 1998, according to Gomberg, Fredrikson & Associates. This growth in California premium wine revenue reflects, among other things, an increase in U.S. per capita spending on premium California table wines from $1.82 in 1980 to $28.29 in 1998, and an increase in U.S. per capita consumption of premium California table wines during the same time period, from 0.07 gallons in 1980 to 0.66 gallons in 1998. In addition, exports of California wine have grown significantly, increasing over 200% in the last 10 years, from 16 million gallons in 1989 to 49 million gallons in 1998.

     Notwithstanding the growth in table wine sales and per capita consumption, a 1996 report prepared by the Wine Market Council indicated that approximately 88% of all table wine sold in the U.S. is consumed by only 16% of the adult population between the ages of 21 and 59. Accordingly, the Company perceives significant room for growth in sales of California table wines, particularly premium wines.

THE COMPANY'S GRAPE PRODUCTION OPERATIONS

  VINEYARD OPERATIONS

     SVI currently owns or manages approximately 6,000 acres of wine grape vineyards in Monterey and San Benito Counties. These properties consist of approximately 4,400 acres in Monterey County operated for the Company's own account and approximately 1,600 acres operated under management contracts for others. Of the Company's approximately 4,080 net vine acres of wine grapes, approximately 2,290 net vine acres, or 56%, have been contracted for sale to UDV under long-term grape purchase contracts, approximately 570 net vine acres have been contracted for sale to other winery clients, approximately 230 net vine acres represent newly redeveloped acreage planted by the Company in 1997 and 1998 which is not subject to grape purchase contracts, and approximately 990 acres are newly leased land for which development began in 1997, 1998 and 1999. See "--New Vineyards and Redevelopment of Existing Vineyards".

  GRAPE PRODUCTION

     SVI's tons per acre and overall yields of higher value varieties (E.G., Chardonnay, Cabernet Sauvignon and Merlot) have increased in recent years due to, among other factors, changes in product mix through grafting, replanting, increased vine density and improvements in wine grape production technology and know-how. See "--Viticultural Practices." In 1993, the Company began a major improvement and refurbishment program and took many acres out of production temporarily in order to graft or replant new rootstock. This planned decline in grape production, caused grape sales revenues for 1993 and 1994 to be lower than they otherwise would have been and resulted in a significant decline in tonnage produced through 1996. In 1996, as replanted acreage started to mature, production of high value premium varieties increased. The Company believes that its production of high value wine grapes in these vineyards will continue to increase for the next few years as replanted and interplanted vines continue to mature. However, actual grape production varies according to the variety of grape produced, vine density, the quality and type of soil, water conditions, weather and other factors, and no assurances can be given that such production increases will occur with any predictability or at all. The following table shows SVI's net vine acres by variety from 1994 to 1999, total tons produced from 1994 to 1998, and tons produced by variety for 1998.

                    NET VINE ACRES OWNED BY SVI AND TONS PRODUCED


                                          Net Vine Acres                     Tons
                                          --------------                     ----
VARIETY                      1994    1995    1996    1997    1998    1999    1998
-------                      ----    ----    ----    ----    ----    ----    ----
Chardonnay  . . . . . . .     574     656     756     901     881   1,002   3,553
Merlot  . . . . . . . . .     150     307     454     506     555     555   2,807
Cabernet Sauvignon  . . .     286     286     274     296     297     441   1,533
Sauvignon Blanc . . . . .     133     133     133     133     122     238   1,005
Pinot Noir  . . . . . . .       -       -       -     102     104     133     321
Gewurztraminer  . . . . .     103     103     103     103      82      82     263
White Riesling  . . . . .     124     103      83      87      87      58     440
Chenin Blanc  . . . . . .     302     228     187      84      84       -     372
Zinfandel . . . . . . . .     107     107      83      83      83      86     256
Syrah . . . . . . . . . .       -       -       -       -      26      64      83
Napa Gamay  . . . . . . .      39      39      39      39      20      20     137
Grenache(1) . . . . . . .      49      28      28      28      28       2     136
Souzao  . . . . . . . . .       -       -       -      10      11      11      26
Semillon  . . . . . . . .       -       -       -      26       -       3       -
Others  . . . . . . . . .      13      13      --      --       -      31      --
Replants/Grafts(2)  . . .     436     313     164     255     328     294      --
New Acreage(3)  . . . . .      --      --      54     374     632   1,060       -
                           ------  ------  ------  ------  ------  ------
  Total Net Vine Acres. .   2,316   2,316   2,358   3,027   3,340   4,080
                           ======  ======  ======  ======  ======  ======  ------

  Total Tons Produced . .  11,177   8,390  11,241  15,610       -          10,932
                           ======  ======  ======  ======                  ======

-------

    (1) Includes 28 acres leased to Joseph Phelps Vineyards through December 31, 1998 and operated by the Company for the account of Joseph Phelps Vineyards.

    (2) Replants/grafts are acres which are temporarily taken out of production due to grafting or replanting to change varieties. Acres are deemed to be back in production in the third crop year.

    (3) New acreage represents newly acquired bare ground which is in the development stage. The development stage is the first three years of the vineyard's life, when the Company expects little or no production.


GRAPE SALES

          PRIMARY CUSTOMERS. The wine grape tonnage harvested from the Company's approximately 2,726 net vine acres in production (I.E., excluding vineyards under development or redevelopment) is largely subject to grape purchase contracts with a small number of well-known wine producing companies. The largest set of these contracts, representing approximately 84% of the Company's 1998 grape sales revenues and 74% of the Company's 1998 total revenues, is with UDV. UDV is a unit of Diageo plc, one of the world's largest wine and spirits sales companies, which is headquartered in the United Kingdom. In 1998, UDV was California's eighth largest wine producing company with sales of approximately 5.8 million cases of wine. The Company's contractual relationship with UDV's predecessor began in 1972 and has been continuous since that time. The Company believes that it is currently the largest supplier of wine grapes to UDV. The Company has sales contracts for substantially all of the balance of its wine grape production with other wine producers, including Canandaigua, Beringer Wine Estates, Chalone Wine Group and The Hess Collection Winery. The Company also manages, as a contract vineyard operator, an aggregate of approximately 1,533 acres of wine grapes for UDV and Canandaigua, representing 95% of the total acres managed by the Company. See "--Vineyard Management Contracts."

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

     The terms of the Company's long-term grape purchase contracts extend to between 2001 and 2014. Contracts covering most of SVI's acreage extend to 2006 and have "evergreen" renewal provisions whereby the contracts continue until either party gives a two or three years' prior written notice of termination. The Company believes that these evergreen provisions allow it time either to renegotiate the contract with its contracting customer or to find a new customer for the grape production before the contract terminates. See "-Cautionary Information Regarding Forward-Looking Statements - Dependence on Major Customers; Renewal of Grape Purchase Agreements."

     The Company has enjoyed excellent relationships with its customers that have been built over many years of satisfying their needs for quality, timely delivery and service. Long-term supply arrangements benefit customers by providing a significant, reliable supply of high-quality grapes at predictable prices, and the Company believes that in many respects UDV and Canandaigua prefer their supply arrangements with the Company to the purchase of comparable amounts of grapes on the open market from multiple producers. These contracts also benefit the Company by providing reliable sources of revenues. SVI believes that these contracts are one of the major reasons for its past success, and it plans to rely upon these and similar contracts in the future. While contract terms are typically a function of market factors and it is not possible to know what the terms of the Company's future grape purchase arrangements will be, it is probable that any renewal or replacement of the Company's UDV and Canandaigua contracts, the majority of which will expire in 2006, and any purchase agreements covering new vineyards will have different terms. Among other potential contract terms, the Company intends to consider entering into long-term grape purchase contracts with generally fixed maximum and minimum prices per acre instead of prices per ton that are subject to annual variation. It is anticipated that such acreage contracts would provide for the customer to bear more of the crop risk than is typically borne by the Company under a tonnage contract.

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

     SVI's contract grape prices are established each year by formulas which are different for each of its customers. However, substantially all of its contracts utilize a formula which is used to calculate a price for each wine grape variety based on the previous year's prices in several specified CDFA reporting districts. For example, grapes from the Company's 1999 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 1998 harvest reported in the Final Grape Crush Report published March 10, 1999. This enables both the Company and its customers to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year's harvest. These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices. The Company's grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino County grapes, which tend to be higher than prices for the same varieties produced in Monterey County. Some recent agreements use pricing formulas that are based more heavily on Monterey County data, which may also be the case for the renewal or replacement of the UDV and Canandaigua agreements and additional agreements covering new or replanted vineyards. The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of grapes for the primary varieties it has produced since 1995 based on the pricing formulas of its various contracts.

                 WEIGHTED AVERAGE PRICES PER TON RECEIVED BY SVI (1)


VARIETY                                 1995      1996      1997      1998     1999(2)
-------                                 ----      ----      ----      ----     -------
Chardonnay  . . . . . . . . . . . .    $1,060    $1,188    $1,444    $1,577    $1,587
Cabernet Sauvignon  . . . . . . . .     1,097     1,193     1,425     1,571     1,623
Pinot Noir  . . . . . . . . . . . .       --        --      1,371     1,555     1,695
Merlot  . . . . . . . . . . . . . .     1,098     1,184     1,432     1,532     1,539
Zinfandel . . . . . . . . . . . . .       623       790       971     1,096     1,217
Sauvignon Blanc . . . . . . . . . .       682       742       902     1,027     1,098
Gewurztraminer  . . . . . . . . . .       589       663       825       908       960
Napa Gamay  . . . . . . . . . . . .       555       603       717       885       859
White Riesling  . . . . . . . . . .       514       624       803       832       850

-----------

    (1) Prices for premium varieties have increased in recent years largely as a result of supply and demand conditions. Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will continue to increase or will match or exceed historical prices.

    (2) Based upon existing contracts, Company production estimates, and the 1998 Final Grape Crush Report released March 10, 1999.


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

  VINEYARD PRODUCTION CYCLE

     The vineyard production cycle begins each year in December, after completion of harvest. From December through March vines are pruned and tied to trellises, and damaged stakes, trellises, irrigation systems and other vineyard components are repaired or refurbished. After winter rains end, irrigation and cultivation of the vineyards begin and continue through the harvest season. Herbicides are applied as needed through the summer. Necessary applications of pesticides and fertilizer begin in the spring and continue until harvest. Grafting and planting also take place in the first four or five months of the year. As growth of the vines accelerates beginning in late spring, they are trained and tied, and excess leaves are sometimes pulled to promote more efficient growth of vines and fruit. Depending on the rate at which fruit ripens, harvest typically begins in late-August to mid-September and is completed by the end of October or early November. Direct farming costs currently range from $2,000 to $2,800 per acre over the course of the year for vineyards in full production, and revenues are realized at the time of harvest. Approximately one-half of annual production costs are incurred by June 30.

  CAPITAL INVESTMENT REQUIREMENT FOR ACQUISITION, DEVELOPMENT AND IMPROVEMENT OF VINEYARDS

     Because of the increasing demand for premium wine, the Company's customers as well as other wineries have been seeking additional long-term sources of premium wine grapes. Accordingly, the Company's strategy is to expand its operations and grape production through the development of bare land into vineyards, the acquisition of existing vineyards, and the redevelopment of the Company's older vineyards. As discussed below, the Company has implemented this strategy through the lease in 1998 of approximately 740 acres of bare land it is developing into vineyards near the Company's vineyard headquarters, the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of approximately 520 acres of bare land in Hames Valley it is developing into vineyards and the redevelopment of the Company's existing vineyards begun in 1993. The Company plans to expand its operations further, subject to the availability of capital and additional suitable properties on terms acceptable to the Company.

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

     It has been the Company's experience that it currently costs approximately $15,000 to $18,000 per acre over a three-year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of land. Accordingly, the Company estimates that the current replacement value of its existing 4,400 acres is approximately $47 to $56 million, before cost of land and ignoring the amount of time necessary to produce grapes economically. The costs of redeveloping existing vineyards vary depending upon the condition of the vineyard and the scope of the redevelopment plan.

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

                  MATURITY LEVELS OF SVI'S NET VINE ACRES (1)

                                                                CROP YEAR
                                            ------------------------------------------------
                                             1998    1999     2000    2001    2002    2003
                                             ----    ----     ----    ----    ----    ----
Acres five or more years old (at or
   near full production)  . . . . . . . .    2,093    2,100   2,260   2,755   3,225   4,080
Acres three and four years old
   (partial production) . . . . . . . . .      287      655     965   1,325     855   --
Acres one and two years old (not in
   production)  . . . . . . . . . . . . .      960    1,325     855     --      --      --
                                             -----    -----   -----   -----   -----   -----
      Total Acres . . . . . . . . . . . .    3,340    4,080   4,080   4,080   4,080   4,080
                                             -----    -----   -----   -----   -----   -----
                                             -----    -----   -----   -----   -----   -----

--------------
     (1) The net vine acreage shown above is SVI's planted acreage only. It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

     If the Company's vineyards under development mature consistently with historical experience and no significant problems are encountered, they should be at or near their full productive capacity in or about 2003. Therefore, acquisitions of producing vineyards will be required prior to 2003 to achieve production increases in excess of those anticipated from the Company's existing vineyards. In addition, acquisitions of producing vineyards or open land suitable for vineyard development will be required to sustain productivity increases after 2003 and moderate any productivity losses from the Company's existing vineyards due to grafting to new varieties and various other factors that take vineyards out of production from time to time. See "-Uncertainty of Revenue Growth," "-Capital Requirements," and "-Risks Associated with Business Expansion and Acquisition Strategy" under "-Cautionary Information Regarding Forward-Looking Statements" below.

NEW VINEYARDS AND REDEVELOPMENT OF EXISTING VINEYARDS

     GREENFIELD. In December 1998, the Company entered into a lease for a term of 24 years of approximately 740 acres of undeveloped land suitable for wine grape vineyards located near the Company's vineyard headquarters. The Company has two options to extend the term of the lease for successive five-year terms (for a total of ten years). The Company is planting the entire 740 acres in 1999, with the first harvest expected in 2001. The Company intends to seek long-term grape purchase contracts for the grape production from this new vineyard.

     HAMES VALLEY. In 1997, the Company acquired an option to lease, for a term of up to 50 years, approximately 520 acres of undeveloped land suitable for wine grape vineyards in Hames Valley, which is located approximately 45 miles south of the Company's vineyard headquarters. The Company exercised its option and began development on approximately 200 acres in 1997 and, in the first quarter of 1998, exercised its option and began development on the remaining approximately 320 acres. This acquisition has allowed the Company to leverage its existing resources, and it establishes SVI in a region where it believes additional property suitable for premium wine grape production is available. The Company is currently in the process of seeking long-term grape purchase contracts for the grape production from these new vineyards. There can be no assurance, however, that the Company will be successful in finding a winery or wineries which will agree to such long-term grape purchase contracts for newly developed or acquired vineyards, including those under development in Greenfield and Hames Valley.

     After negotiating its own Hames Valley lease, SVI arranged for Canandaigua to lease an additional approximately 445 acres in Hames Valley. Pursuant to a long-term management contract with Canandaigua, in 1997 SVI began to manage and develop this acreage into vineyards. Under the contract, SVI receives monthly fees, equipment rental income and, when the vineyard begins to produce wine grapes, harvest fees. The Company has no investment in the vineyard because development money and working capital are provided by Canandaigua.

     RIVERVIEW VINEYARD. In June 1997, the Company acquired the 370-acre Riverview Vineyard located approximately 12 miles north of SVI's vineyard headquarters. The purchase price was approximately $5.5 million. The vineyard is planted with several varieties, including approximately 175 acres of Chardonnay and 130 acres of Pinot Noir. In 1998, the Company secured long-term grape purchase contracts for the majority of the grape production from this vineyard.

     REDEVELOPMENT OF EXISTING VINEYARDS. In 1993, SVI began a major improvement and refurbishment program at its vineyards in order to increase production and to upgrade its variety mix to those grapes that were expected to be in greater demand and sell at higher prices. From 1993 through 1998, the Company made capital expenditures on its vineyards of over $20 million, and the improvement and refurbishment program is continuing. From 1993 through 1998, the Company replanted or regrafted approximately 1,190 acres to higher value varieties and interplanted an additional 1,200 acres. In 1999, the Company is replanting approximately 120 acres. See "-Net Vine Acres Owned by SVI and Tons Produced."

  WATER SUPPLY

     The Company's vineyards are located in the Salinas Valley through which flows the Salinas River. The watershed of the Salinas Valley is from the Ventana Wilderness in the Los Padres National Forest and Santa Lucia range of coastal mountains. The Salinas River supplies a large aquifer which is tapped by agricultural users. In addition, the Salinas River is fed by two large reservoirs, Lake Nacimiento and Lake San Antonio, which were built primarily for agricultural water supply purposes to serve the Salinas Valley. These reservoirs are maintained by the Monterey County Water Resource Agency. The Company drip irrigates all of its vineyards from wells located on or near its vineyards. The quality of the water obtained from the wells is good, and the wells have proven to be a plentiful and reliable source of water for the Company's operations, even during the drought years of the late 1980's. See "-Cautionary Information Regarding Forward-Looking Statements - Water."

VINEYARD MANAGEMENT CONTRACTS

     The Company manages, as a contract vineyard operator, approximately
1,600 acres in Monterey and San Benito Counties for four vineyard owners, including approximately 1,533 acres managed for UDV and Canandaigua. Pursuant to its management and harvest contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested. The Company's vineyard management contracts generally expire no earlier than the completion of harvest in years ranging from 2004 to 2012, and otherwise may be terminated by either party with one or two years' advance notice. In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards. The Company may enter into similar arrangements for other vineyard properties in the future.

WINE PRODUCTION AND SALES

     SVI began limited production of its own ultra premium varietal wines under the SCHEID VINEYARDS and SAN LUCAS VINEYARD labels in 1991. The Company has contracted for its wine production with Storrs Winery, a small producer of award winning wines located in Santa Cruz, California, approximately 50 miles from the Company's vineyard headquarters compound. The Company currently subleases space in a 1,600 square foot building from Storrs Winery, including certain space dedicated for the Company's exclusive use in connection with its winemaking activities. In 1996, the Company obtained a winery license, and a tasting room was opened in April 1997 at the Company's vineyard headquarters compound located on U.S. Highway 101 (a major north-south thoroughfare between San Francisco and Los Angeles) just south of Greenfield and north of King City in Monterey County.

     Production and sales have been limited to date. SVI produced approximately 4,000 cases in each of 1997 and 1998 of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir and White Riesling, using Company-grown grapes. While its actual wine production will depend on various factors, the Company currently plans to increase its annual production to approximately 5,000 cases by late 1999. As it increases wine production, the Company intends to distribute directly through its tasting room, restaurants, clubs and a few selected retailers. In 1997 and 1998, the Company offered a "wine dividend" to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company's wine at up to a 50% discount from the retail price. The Company intends to offer another "wine dividend" in 1999. SVI has not yet earned a profit on its wine business and cannot predict when, or if, these operations will become profitable. Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future. No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

COMPETITION

     Wine grape growing and wine production are extremely competitive. There are an estimated 800 commercial wineries which produce and market California table wine, approximately half of which produce fewer than 5,000 cases per year. The top eight wineries account for approximately 78% of sales based on total California wine shipments in 1998. In addition, there are many sources of supply of wine grapes in California and in countries outside the United States. At the end of 1997, approximately 407,000 acres were planted to wine grapes in California according to the California Agricultural Statistics Service, and the number of planted acres is growing. Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year. Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area. To supplement the grapes they buy from independent producers, many wineries also own or lease vineyards to supply some of their grape needs. Certain major wineries, such as Kendall-Jackson and Robert Mondavi, are large wine grape producers and produce a significant proportion of the grapes they need to make wine. Substantial vineyard acreage is also owned by other wineries and more is being developed. There are no published data regarding the size of the wine grape production industry in California, and holdings of properties are not publicly reported. However, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

     In addition, there are numerous wine producers in Europe, South America, South Africa, Australia and New Zealand. All of these regions export wine into the United States. California grape and wine supply shortages, especially in red wines, have prompted some domestic national brand marketers to purchase wine from foreign sources. Most imports are bottled wines; however, some wineries have imported bulk table wine in large tanks for bottling and sale in the United States. Imports to California for these purposes decreased from approximately 20.3 million gallons in 1997 to approximately 8 million gallons in 1998.

ENVIRONMENTAL ISSUES

     SVI currently maintains 23 above-ground fuel storage tanks on its own vineyard properties to provide fuel to its various vehicles and machinery. These tanks have capacities ranging from approximately 500 to 10,000 gallons and are installed on concrete slabs with catch basins to protect the ground surface from any inadvertent release. No underground storage tanks are located on the Company's properties.

     The Company's current operations require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The usage and storage of these chemicals are, to varying degrees, subject to federal and state regulation. To the extent that the Company stores such chemicals, they are contained in a secured storage facility at the Company's vineyard headquarters compound. The most toxic pesticide used by the Company, Furadan-TM-, is not stored on-site, but is delivered as needed by an unaffiliated company and applied to the vineyard under the supervision of a state-licensed applicator. The Company also maintains a comprehensive safety program supervised by the Company's human resources safety director and a licensed pest control advisor.

TRADEMARKS AND LABELS

     The Company has registered a trademark relating to a specific slogan which the Company uses on souvenirs and paraphernalia sold at the Company's wine-tasting room. The Company also has wine labels approved by the Bureau of Alcohol, Tobacco and Firearms ("BATF"), including the SCHEID VINEYARDS and SAN LUCAS VINEYARD brand names.

EMPLOYEES AND LABOR RELATIONS

     The Company has approximately 75 full-time employees and employs seasonal and contract labor for vineyard development, pruning, harvesting and other related tasks during peak seasons. Field labor needs are seasonal, normally peaking at approximately 400 field workers at harvest, and dropping to a low of approximately 50 immediately after harvest. The Company also uses contracted labor for specialized work, such as grafting, and otherwise when necessary.

     The United Farm Workers, AFL-CIO ("UFW") has represented the Company's farm workers since 1993. In 1998, the Company completed the negotiation of a new four-year contract with the UFW that will expire at the end of 2001. The Company believes its labor relations are satisfactory. The Company has never had a walk-out, sit-down, slow-down or strike, and the existing contract has a "no strike" clause. The Company has, however, been picketed, particularly during the organizing effort by the UFW and during negotiation of the first contract in 1995. See "Cautionary Information Regarding Forward-Looking Statements - Labor Regulations and Union Contract."

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

     As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely. It takes approximately four to five years for a replanted vineyard to bear grapes in quantities sufficient for profitable operations. The Company estimates that it currently costs approximately $15,000 per acre to replant vineyards. Of the Company's approximately 4,080 net vine acres (I.E., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards) of wine grapes, approximately 3,940 net vine acres, or 97%, are planted or interplanted with phylloxera-resistant rootstock. The remaining approximately 140 acres are planted on non-resistant rootstock and are, therefore, potentially susceptible to phylloxera infestation. The Company is managing the non-resistant acres through application of Furadan-TM- and a program of selective replantings.

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

  DEPENDENCE ON MAJOR CUSTOMERS; RENEWAL OF GRAPE PURCHASE AGREEMENTS

     The majority of SVI's current grape production is contracted for sale to UDV which accounted for approximately 74% of the Company's total revenues in 1998. The terms of the long-term grape purchase contracts with UDV extend to between 2001 and 2014. The majority of the contracts extend to 2006 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination. Although these contracts do not specifically provide for termination prior to expiration of their stated terms, it is possible that they could be terminated under various circumstances, including material breach. If these contracts are terminated, there can be no assurance that the Company will be able to replace UDV as significant a purchaser of its grape production or that the Company will be able to enter into agreements with other purchasers on similar terms. Termination of these contracts with UDV could have a material adverse effect on the Company's business, financial condition and results of operations.

  UNCERTAINTY OF REVENUE GROWTH

     Approximately 51% of the Company's net vine acres are at or near full production, and a certain portion of the Company's vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors. While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company's existing properties is limited and the Company's ability to increase revenue depends ultimately upon its ability to acquire, develop and operate more vineyard properties. There can be no assurance that suitable properties will be available to the Company at prices that would make the Company's growth plans viable. Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

  FIXED COSTS AND REVENUE FLUCTUATIONS; UNCERTAINTY OF PROFITABILITY

     The Company incurs annual farming costs currently averaging approximately $2,000 to $2,800 per acre in production. These costs are incurred throughout the year preceding harvest and are relatively fixed. Revenues from grape sales are not realized until harvest and vary depending upon yields and prices. Vineyard productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time. Furthermore, grape prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future. Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

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

  RISKS ASSOCIATED WITH BUSINESS EXPANSION AND ACQUISITION STRATEGY; LONG-TERM STRATEGIES

     SVI intends to expand its business through (i) new development of undeveloped properties suitable for premium varietal vineyards and (ii) acquisitions of developed vineyard properties. There can be no assurance that the Company will be able to locate suitable properties to buy or lease at viable prices, and any undeveloped properties acquired by the Company will require significant capital investment and several years of development before becoming productive. The Company does not expect to receive the full benefit from any newly planted vineyards for at least four to five years after planting due to the time required for the vines to mature and produce economic yields. In addition, the Company's ability to increase profits through acquisitions depends to a significant degree upon the prices at which properties can be purchased or leased. Furthermore, increased acreage under management will create additional demands on Company management and may require the Company to hire and integrate more employees. Accordingly, the Company's strategies are long-term strategies designed to increase the Company's production capacity and expand the Company's business. As a result, the full economic impact in terms of projected earnings and other beneficial effects of the Company's expansion program will not be fully realized for several years, if at all.

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

  POSSIBLE TERMINATION OF VINEYARD MANAGEMENT AGREEMENTS

     Substantially all of the Company's vineyard management agreements may be terminated in the event that Alfred G. Scheid, Kurt J. Gollnick and certain members of their families cease to maintain specified shareholdings in the Company. Sales to the public by members of the Scheid or Gollnick families or further public offerings by the Company may result in a change of control of the Company, which could result in termination of these agreements.

  LABOR REGULATIONS AND UNION CONTRACT

     California has many laws and regulations concerning labor in general and farm labor in particular. The Agricultural Labor Relations Board has promulgated many regulations concerning farm labor and a body of court decisions has developed. SVI is subject to many of these regulations, laws and precedents.

     The UFW is the major union representing farm labor and has represented SVI's farm workers since 1993. In 1998, the Company completed the negotiation of a new four-year contract with the UFW that will expire at the end of 2001. Although the Company historically has had satisfactory labor relations, it has been picketed from time to time during the initial organization of its employees and during contract negotiations. No assurance can be given that the Company's satisfactory labor relations will continue or that the UFW will not engage in, picketing, walk-outs, sit-downs, slow-downs or strikes or the threat of these actions. The Company's business is heavily dependent upon farm labor, and the failure of the Company to maintain adequate labor relations on terms acceptable to the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

  ENVIRONMENTAL RISKS

     Ownership of real property creates a potential for environmental liability on the part of the Company. If hazardous substances are discovered on or emanating from any of the Company's vineyards and the release of hazardous substances (including fuels and chemicals kept by the Company on its properties for use in its business) presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances. See "-Enviromental Issues."

  WATER

     The Company is dependent upon wells located on or near its vineyards for water to irrigate the vineyards, which wells are supplied by aquifers fed by the Salinas River and reservoirs operated by Monterey County. Although historically the quality of water from these wells has been good and the wells have consistently supplied a plentiful and reliable source of water, even during the drought years of the late 1980's, and the Company believes its sources of water will be available for the foreseeable future, it is possible that the Company's water supplies could be impaired in the future due to drought, contamination or other circumstances. An impairment in the Company's water supplies could adversely affect the business, financial condition and results of operations of the Company.

  YEAR 2000

     The Year 2000 issue is the result of computer systems, including information technology ("IT") and non-IT systems, which have the inability to process date sensitive information with respect to the Year 2000 and thereafter. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or produce erroneous results. If the Company, or its significant customers, suppliers, lenders, or other third parties fail to correct Year 2000 issues, the Company's ability to operate its business could be materially affected.

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

     The Company is also evaluating its non-IT systems with respect to the Year 2000 issue. These non-IT systems include phones and security systems. The cost to the Company of evaluating its own systems is not expected to be material.

     In addition, there are also risks associated with key suppliers, including utility companies and financial institutions, and customers over which the Company has little or no control. The Company has begun making inquiries of certain of its principal suppliers and customers with respect to their Year 2000 readiness and its potential effects on the Company. However, the Company does not yet know the status of Year 2000 compliance of major vendors that are integral to the Company's business and the Company is therefore not able to currently assess the risk to the Company of third party failures.

     Although no assurances can be given, the Company currently believes that through its ongoing upgrade of its accounting and financial systems and its evaluation of non-IT systems, as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will not materially impair the Company's ability to conduct business. In addition, in addressing the Year 2000 issue, the Company has thus far not expended a material amount, and does not anticipate future expenditures regarding this issue to be material. To the extent the Company is not able to address any of its Year 2000 issues, the Company believes that it could revert to manual processes previously employed with minimal costs.

ITEM 2.   DESCRIPTION OF PROPERTIES

     CORPORATE HEADQUARTERS. The Company's executive corporate office occupies approximately 5,685 square feet in Marina del Rey, California under a five-year lease with Tesh Partners, L.P., a limited partnership of which SVI is the general partner and four members of the Scheid family are limited partners. Each of these members of the Scheid family is a principal stockholder of the Company. See the information incorporated by reference under "Item 12 - Certain Relationships and Related Transactions." The lease expires in June 1999. The Company believes that its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

     VINEYARDS. The Company currently owns approximately 1,800 acres of land and leases approximately 2,600 acres of land underlying its vineyards, all of which are located in Monterey County, California. The five leases to which the Company is a party were entered into in 1973, 1979, 1996, 1997 and 1998, respectively, and each of the land leases has an initial term of 24 to 30 years and options to extend for up to an additional 10 to 20 years. Substantially all of the Company's property, plant and equipment serves as collateral for long-term debt.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1998.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR CLASS A COMMON STOCK; RELATED INFORMATION

     The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "SVIN". The following table sets forth, for the fiscal quarter indicated, the high and low per share sales prices for the Class A Common Stock, as reported by Nasdaq:

                                                          HIGH          LOW
                                                          ----          ---
   1997

      Third quarter (commencing July 25, 1997) . . .    $11.875       $10.000

      Fourth quarter . . . . . . . . . . . . . . . .    $11.500       $ 8.125

   1998

      First quarter  . . . . . . . . . . . . . . . .    $11.500       $ 6.750

      Second quarter . . . . . . . . . . . . . . . .    $12.000       $ 6.750

      Third quarter  . . . . . . . . . . . . . . . .    $ 7.438       $ 3.938

      Fourth quarter . . . . . . . . . . . . . . . .    $ 5.938       $ 3.938

     On March 15, 1999, there were 52 holders of record of the Company's Class A Common Stock and 14 holders of record of the Company's Class B Common Stock. On that date, the Company believes that the number of beneficial owners of its Class A Common Stock was 1,130. For information concerning historical dividends and the Company's dividend policy, see "Item 6 - Management's Discussion and Analysis or Plan of Operation - Dividends and Distributions."

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

OVERVIEW

     Scheid Vineyards Inc. is a leading independent (I.E., not winery controlled) producer of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of wine grape vineyards. Of this total, approximately 4,400 acres are operated for the Company's own account, and 1,600 acres are operated under management contracts for others. All of the properties currently operated by the Company are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

     The Company currently produces 13 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon and Sauvignon Blanc. Substantially all of the Company's current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006. The Company's two largest winery customers are United Distillers and Vintners North America ("UDV"), a subsidiary of Diageo plc and the eighth largest U.S. winery in terms of 1998 case shipments, and Canandaigua Brands, Inc. ("Canandaigua"), the second largest U.S. winery. Grape purchase contracts with UDV covered 56% of the Company's acreage as of December 31, 1998 and accounted for approximately 74% and 81% of the Company's 1998 and 1997 total revenues, respectively. Thus, the Company is substantially dependent on UDV, and termination of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has had grape purchase contracts with UDV and its predecessors since 1972.

     Fiscal 1998 was a difficult farming year for California wine grape growers, including SVI. Unseasonably cool and cloudy weather from late May through July caused delayed vine growth and crop development industry-wide. These poor growing conditions resulted in reduced crop yields and a decrease in tons produced by SVI, from 15,600 tons in the record high crop year of 1997 to 10,900 tons in 1998, a decrease of 30%. In 1998, the Company completed its planting of 965 acres of wine grape vineyards in Hames Valley, which is located approximately 45 miles south of the Company's vineyard headquarters. Approximately 445 acres of the Hames Valley development is farmed under a vineyard management contract for a winery client. The first harvest from a portion of this vineyard is expected in 1999, and the first harvest from the remainder of this vineyard is expected in 2000. In addition, the Company entered into several long-term grape purchase contracts in 1998 with winery clients, including UDV, Beringer Wine Estates, Chalone Wine Group and David Bruce Winery, covering approximately 525 acres, or 13% of the Company's net vine acreage. In December 1998, the Company signed a long-term lease for approximately 740 acres of undeveloped land suitable for wine grape vineyards in Greenfield, a few miles from the Company's vineyard headquarters. The lease is for a term of up to 34 years. The Company is planting the entire acreage in 1999, with the first harvest expected in 2001.

SEASONALITY

     The wine grape business is extremely seasonal. Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year. This is a significant factor in comparing quarterly operating results for 1997 and 1998. From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sale in years subsequent to the harvest year, which may impact quarterly results.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1998 AND 1997

     The following table sets forth certain statement of operations data for the years ended December 31, 1998 and 1997:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                              1998        1997
                                                              ----        ----
                                                               (IN THOUSANDS)
   Revenues:

     Sales . . . . . . . . . . . . . . . . . . . . . . . .    $16,436   $18,683
     Vineyard management, services and other fees  . . . .      1,037     1,187
                                                              -------   -------
                                                               17,473    19,870
   Cost of sales . . . . . . . . . . . . . . . . . . . . .      7,911     6,222
                                                              -------   -------
   Gross profit  . . . . . . . . . . . . . . . . . . . . .      9,562    13,648
   General and administrative expenses . . . . . . . . . .      4,274     4,215
                                                              -------   -------
   Operating income  . . . . . . . . . . . . . . . . . . .      5,288     9,433
   Reversal of deferred compensation . . . . . . . . . . .       (706)      --
   Interest expense (income), net  . . . . . . . . . . . .        (46)      700
                                                              -------   -------
   Income before provision for income taxes  . . . . . . .      6,040     8,733
   Provision for income taxes  . . . . . . . . . . . . . .      2,421     3,887
                                                              -------   -------
   Income before deferred tax adjustment   . . . . . . . .      3,619     4,846
   Deferred income taxes from reorganization to C
    Corporation  . . . . . . . . . . . . . . . . . . . . .        --      1,390
                                                              -------   -------
   Net income  . . . . . . . . . . . . . . . . . . . . . .     $3,619    $3,456
                                                              -------   -------
                                                              -------   -------

   Pro Forma Amounts:
       Income before income taxes as reported                            $8,733
       Pro forma income tax provision                                     3,493
                                                                        -------
       Pro forma net income                                              $5,240
                                                                        -------
                                                                        -------

     REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room which opened in April 1997. Sales (which is comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) decreased to $16,436,000 in the year ended December 31, 1998 from $18,683,000 in the 1997 period, a decrease of $2,247,000 or 12%.

     Revenue from grape sales decreased by 18% to $15,260,000 for the year ended December 31, 1998 from $18,585,000 in 1997, a decrease of $3,325,000. The decrease was primarily due to unseasonably cool and cloudy weather in 1998, resulting in delayed vine growth and crop development industry-wide. These poor growing conditions caused reduced crop yields and an approximately 30% decrease in tons produced for the year ended December 31, 1998 as compared to the 1997 period. This decrease in tonnage is partially offset by an approximately 12% increase in the average price paid by the Company's customers.

     Revenue from sales of bulk wine totaled $982,000 for the year ended December 31, 1998. There were no sales of bulk wine in 1997.

     Revenue from the sale of wine and wine-related merchandise increased by 98% to $194,000 for the year ended December 31, 1998 from $98,000 in the 1997 period, an increase of $96,000. The tasting room opened in April 1997.

     Revenue from vineyard management, services and other fees decreased by 13% to $1,037,000 for the year ended December 31, 1998 from $1,187,000 in the 1997 period, a decrease of $150,000. The decrease was primarily due to a one-time development fee received under a new management agreement entered into in the first quarter of 1997.

     GROSS PROFIT. Gross profit for the year ended December 31, 1998 was $9,562,000 compared to $13,648,000 for the year ended December 31, 1997, a decrease of $4,086,000 or 30%. This decrease resulted primarily from the decrease in grape sales and vineyard management, services and other fees discussed above, as well as an increase in farming expenses, and is partially offset by the sale of bulk wine in 1998.

     Gross margin on grape sales decreased to 52% in 1998 as compared to 67% in 1997. The decrease in gross margin on grape sales is primarily the result of lower yields per acre in 1998 than in 1997 and increased farming expenses, partially offset by an increase in the prices received by the Company from 1997 to 1998. The increase in farming expenses was due to the unfavorable weather conditions which caused mildew and other problems, delaying vine growth and crop development industry-wide. Controlling these problems in the Company's vineyards necessitated leaf removal, thinning, spraying and other activities which resulted in higher than expected farming expenses.

     Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

     GENERAL AND ADMINISTRATIVE EXPENSES.   General and administrative expenses
increased by 1% to $4,274,000 for the year ended December 31, 1998 from $4,215,000 in the 1997 period, an increase of $59,000. Vineyard write-downs increased to $555,000 in 1998 from $328,000 in 1997, an increase of $227,000.
The increases in general and administrative expenses were partially offset by reductions in management bonuses in the amount of $164,000 and reductions in other general corporate expenses.

     REVERSAL OF DEFERRED COMPENSATION. During the year ended December 31, 1998, the Company reversed an accrual of deferred compensation in the amount of $706,000. The deferred compensation liability was due to an arrangement whereby the Company would make annual payments to a certain employee commencing upon his retirement. The employee passed away in August 1998 negating the need for the provision.

     INTEREST EXPENSE (INCOME), NET.   Net interest expense (income) was
($46,000) for the year ended December 31, 1998 and $700,000 in the 1997 period, a decrease of $746,000, and is comprised of the following:

                                                           1998         1997
                                                           ----         ----
 Interest expense  . . . . . . . . . . . . . . . . .     $ 977,000  $1,277,000
 Less capitalized interest . . . . . . . . . . . . .      (641,000)   (294,000)
                                                         ---------  ----------
    Interest expense, net of amount capitalized  . .       336,000     983,000
 Interest income . . . . . . . . . . . . . . . . . .      (382,000)   (283,000)
                                                         ---------  ----------
    Interest expense (income), net . . . . . . . . .     $ (46,000) $  700,000
                                                         ---------  ----------
                                                         ---------  ----------

     Total interest expense decreased primarily as a result of lower interest rates in the 1998 period and the absence of borrowings in 1998 under the Company's crop line of credit. Capitalized interest increased in the 1998 period due to increased expenditures for vineyard acreage being improved or developed. The increase in interest income in 1998 was due to the increase in cash holdings of the Company from 1997 to 1998, primarily as the result of funds received in the Company's initial public offering in July 1997, and cash received from an above-average harvest in 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $2,421,000 for the year ended December 31, 1998 from $3,887,000 in 1997. The Company was an S Corporation for income tax purposes prior to the initial public offering in July 1997. The S Corporation election was terminated in connection with the public offering, upon which the Company became taxable as a C Corporation. As a result of the Company's prior S Corporation status, the Company's losses for the first seven months of 1997 were allocated to the Company's sole stockholder and were not available to offset the Company's income for the last five months of the year. This resulted in an effective tax rate for 1997 of 44.5%. The effective tax rate for 1998 was 40.1%.

     INCOME BEFORE DEFERRED TAX ADJUSTMENT. Due to the above factors, the Company had income before deferred tax adjustment for the year ended December 31, 1998 of $3,619,000 as compared to $4,846,000 in the 1997 period.

     DEFERRED TAXES FROM REORGANIZATION TO C CORPORATION. In July 1997, the Company incurred a one-time noncash charge to earnings in the amount of $1,390,000 to record the deferred tax liability arising from the reorganization of the Company's business from an S Corporation and partnerships to a taxable C Corporation in connection with the Company's initial public offering.

     NET INCOME.   The Company had net income for the year ended December 31,
1998 of $3,619,000 as compared to $3,456,000 in the 1997 period. On a pro forma basis, net income for the year ended December 31, 1997 was $5,240,000. Pro forma net income is derived by providing an income tax provision as if the Company had been a C Corporation for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Working capital at December 31, 1998 was $3,883,000 as compared to $15,665,000 at December 31, 1997, a decrease of $11,782,000. The reduction in working capital from 1997 to 1998 was primarily due to the expenditures of current working capital to fund vineyard development, repay balances of certain long-term revolving credit facilities and repurchase shares of the Company's Class A Common Stock.

     Under the Company's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop. The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in early November. Due to the three to four week delay in the start of the 1998 harvest, the crop was delivered in October and November, and the majority of cash from grape sales was received in late November. In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year. Historically, SVI has obtained these funds pursuant to credit lines with banks.

     The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's anticipated working capital needs. This crop line was renewed in June 1998 and expires June 5, 2000. There were no amounts outstanding under this line at December 31, 1998. The crop line of credit is secured by crops and other assets of the Company.

     SVI also has long-term credit facilities which expire through July 2008 and provide for maximum borrowings totaling $10,885,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000.
At December 31, 1998, there were no amounts outstanding under these facilities. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate which at December 31, 1998 was 7.37%. These credit lines are secured by deeds of trust on underlying vineyard properties.

     The Company also has other long-term notes payable which, as of December 31, 1998, totaled approximately $6,265,000. The interest rate on these notes is based on the bank's "reference" or "cost of funds" rate. At December 31, 1998, the weighted average per annum interest rate was 7.37%. These notes are secured by deeds of trust on underlying vineyard properties.

     The Company also has a $7,500,000 bank line of credit, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. At December 31, 1998, the outstanding balance on this line of credit was $5,572,000. This line bears interest at the bank's reference rate (6.06% at December 31, 1998) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

     The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At December 31, 1998, the Company was in compliance with these covenants.

     Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term and long-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 1999. At December 31, 1998, the Company had $20,571,000 in borrowing availability under its long-term revolving credit facilities and crop line.

     Management expects that capital requirements will expand significantly to support expected future growth and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $16 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $7 million. In addition, the Company expects to invest approximately $3 million in equipment purchases. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

     Cash provided by operating activities was $8,021,000 for the year ended December 31, 1998, compared to $4,685,000 for the same period in 1997, an increase of $3,336,000. The increase was primarily due to a $2,480,000 increase in income taxes payable due to the timing of current year estimated tax payments and a net decrease in the amount of $1,509,000 for expenditures for inventories and supplies.

     Cash used in investing activities was $8,419,000 for the year ended December 31, 1998, compared to $15,400,000 for the same period in 1997, a decrease of $6,981,000. The decrease was principally the result of reductions in additions to property, plant and equipment, and reductions in the additions to a long-term receivable. The additions to property and equipment in 1998 were primarily due to the improvements of the Company's existing vineyards, and ongoing development of approximately 330 acres of new vineyards. In 1997, the additions were due to the acquisition of the Company's Riverview Vineyard in June 1997, the improvement of existing vineyards, and the development of new vineyards. The decrease in the additions to long-term receivables was due to the repayment of a portion of the costs incurred for the development of certain vineyards owned by a major client of the Company who has provided a letter of credit to secure repayment.

     Cash used in financing activities was $9,054,000 for the year ended December 31, 1998, compared to cash provided by financing activities of $21,174,000 for the same period in 1997. During the year ended December 31, 1998, the credit line and related receivable from a major client were reduced by $997,000, as described above. There were no such repayments for the same period in 1997. In addition, in 1998, the Company repurchased 452,950 shares of its
Common Stock for $2,380,000.   In July 1997,  the Company received proceeds from
its initial public offering in the amount of $20,700,000 and made distributions to partners and shareholders in connection with the offering in the amount of $3,582,000.

YEAR 2000

     The Year 2000 issue is the result of computer systems, including information technology ("IT") and non-IT systems, which have the inability to process date sensitive information with respect to the Year 2000 and thereafter. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or produce erroneous results. If the Company, or its significant customers, suppliers, lenders, or other third parties fail to correct Year 2000 issues, the Company's ability to operate its business could be materially affected.

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

     The Company is also evaluating its non-IT systems with respect to the Year 2000 issue. These non-IT systems include phones and security systems. The cost to the Company of evaluating its own systems is not expected to be material.

     In addition, there are also risks associated with key suppliers, including utility companies and financial institutions, and customers over which the Company has little or no control. The Company has begun making inquiries of certain of its principal suppliers and customers with respect to their Year 2000 readiness and its potential effects on the Company. However, the Company does not yet know the status of Year 2000 compliance of major vendors that are integral to the Company's business and the Company is therefore not able to currently assess the risk to the Company of third party failures.

     Although no assurances can be given, the Company currently believes that through its ongoing upgrade of its accounting and financial systems and its evaluation of non-IT systems, as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will not materially impair the Company's ability to conduct business. In addition, in addressing the Year 2000 issue, the Company has thus far not expended a material amount, and does not anticipate future expenditures regarding this issue to be material. To the extent the Company is not able to address any of its Year 2000 issues, the Company believes that it could revert to manual processes previously employed with minimal costs.

DIVIDENDS AND DISTRIBUTIONS

     The Company intends to retain its future earnings, if any, to fund the development and growth of its business and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future. In addition, the Company's principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

     In connection with the Company's initial public offering, the Company was reorganized from an S Corporation and partnerships to a C Corporation. During the fiscal year ended December 31, 1997 (prior to the reorganization), the Company and these partnerships made cash stockholder and partner distributions totaling $3,582,000. The distributions were made at the time of the reorganization in respect of cumulative S Corporation earnings and income tax liabilities on partnership income. No distributions were made in 1998.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

 EXHIBIT
 NUMBER
 ------
 2.1      Exchange and Contribution Agreement, dated as of July 29, 1997, among
          Registrant and certain affiliated entities and stockholders of
          Registrant (incorporated by reference to Exhibit number 2.1 to
          Registrant's Report on Form 10-KSB for the fiscal year ended December
          31, 1997 filed March 30, 1998).
 3.1a*    Certificate of Incorporation.
 3.1b*    Certificate of Amendment of Certificate of Incorporation.
 3.2*     Amended and Restated Bylaws.
 4.1      Warrant Agreement, dated as of July 30, 1997, by and among the
          Company, Cruttenden Roth Incorporated, Laidlaw Equities, Inc. and
          Rodman & Renshaw, Inc (incorporated by reference to Exhibit number 4.1 to Registrant's Report on Form 10-KSB for the fiscal year ended
          December 31, 1997 filed March 30, 1998).
 4.2      Form of Certificate Evidencing Ownership of Class A Common Stock of
          Scheid Vineyards Inc (incorporated by reference to Exhibit number 4.2 to Registrant's Report on Form 10-KSB for the fiscal year ended
          December 31, 1997 filed March 30, 1998).
 4.3      Form of Certificate Evidencing Ownership of Class B Common Stock of
          Scheid Vineyards Inc.  (incorporated by reference to Exhibit number
          4.3 to Amendment No. 1 to Registrant's Registration Statement on Form
          SB-2 filed July 3, 1997).
10.1      1997 Stock Option/Stock Issuance Plan, as amended and restated through
          March 10, 1998 (incorporated by reference to Exhibit number 10.1 to
          Registrant's Report on Form 10-KSB for the fiscal year ended December
          31, 1997 filed March 30, 1998).(2)
10.2      Lease, dated as of January 1, 1997, by and among Sam Avila and
          Margaret J. Avila, as trustees under declaration of trust dated
          August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Laberere, and Sam
          Avila, and Margaret J. Avila, and Scheid Vineyards and Management Co.
          (incorporated by reference to Exhibit number 10.3 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.3      Lease, dated as of January 1, 1996, by and between Echenique Ranch and
          Scheid Vineyards and Management Co., as amended by a Letter Agreement dated March 27, 1996 (incorporated by reference to Exhibit number 10.4 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)
10.4      Land Lease by and between William McHenry Bland and Monterey Farming
          Corporation and Addendum to Land Lease, dated September 26, 1973, by and between William McHenry Bland and Monterey Farming Corporation
          (incorporated by reference to Exhibit number 10.5 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.5      Lease, dated September 27, 1979, by and among Luis Echenique, Francis
          D. Echenique, Ricardo Echenique and Monterey Farming Corporation, as
          amended by (i) a Memorandum of Lease, dated September 27, 1979, (ii)
          an Amendment to Memorandum of Lease, dated September 4, 1987, (iii) a
          First Amendment to Lease, dated September 4, 1987, and (iv) a Second
          Amendment of Lease, dated September 4, 1987 (incorporated by reference to Exhibit number 10.6 to Registrant's Registration Statement on Form
          SB-2 filed May 28, 1997).(1)


10.6 + Vineyard Management Agreement, dated as of January 1, 1997, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and
          Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.7 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)
10.7 + Vineyard Management Agreement, dated as of January 1, 1996, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and
          Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.8 to Registrant's Registration Statement on Form SB-2 filed
          May 28, 1997).(1)
10.8+     Grape Purchase Agreement, dated April 15, 1998, between Scheid
          Vineyards California Inc. and International Distillers and Vintners
          North America, Inc. (incorporated by reference to Exhibit numbers 10.1 and 99 to Registrant's Report on Form 10-QSB for the quarterly period ended June 30, 1998 filed August 13, 1998).
10.9      Collective Bargaining Agreement, for the period April 9, 1998 to
          December 31, 2001, between Scheid Vineyards Inc. and The United Farm
          Workers of America, AFL-CIO. (incorporated by reference to Exhibit number 10.23a to Amendment No. 1 to Registrant's Registration
          Statement on Form SB-2 (File No. 333-51055) filed May 8, 1998).
10.10a+   Vineyard Development and Management Agreement, dated as of December 1,
          1995, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.12 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)
10.10b Amendment No. 1 to Vineyard Development and Management Agreement, dated as of March 28, 1997, by and between Heublein, Inc. and Scheid
          Vineyards and Management Co. (incorporated by reference to Exhibit number 10.11b to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).(1)
10.11     Agricultural Credit Agreement (General Term Loan), dated October 6,
          1994, between Vineyard Investors 1972 and Sanwa Bank California
          (incorporated by reference to Exhibit number 10.15 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.12     Business Loan Agreement, dated as of March 28, 1997, between Scheid
          Vineyards and Management Co. and Bank of America National Trust and
          Savings Association (incorporated by reference to Exhibit number 10.20 to Registrant's Registration Statement on Form SB-2 filed May 28,
          1997).(1)
10.13+    Long Term Grape Purchase Contract, dated February 12, 1973, between
          Monterey Farming Corporation and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) a
          Letter Agreement, dated May 14, 1990, and (iii) an Amendment to Long
          Term Grape Purchase Contract, dated as of March 12, 1993, between
          Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.21 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)
10.14+    Long Term Grape Purchase Contract, dated December 21, 1972, between
          Vineyard Investors 1972 and Almaden Vineyards, Inc., as amended by
          (i) a Memorandum of Understanding, dated August 6, 1987, (ii) an
          Amendment to Long Term Grape Purchase Contract, dated April 19, 1988, between Vineyard Investors 1972 and Heublein, Inc., (iii) a Second
          Amendment to Long Term Grape Purchase Contract, dated June 2, 1988,
          (iv) a Third Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993 and (v) a letter agreement, dated April 6, 1990
          (incorporated by reference to Exhibit number 10.22 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)


10.15+    Long Term Grape Purchase Contract, dated February 12, 1973, between
          Monterey Farming Corporation, as General Partner on behalf of Vineyard
          405, and Almaden Vineyards, Inc., as amended by (i) a certain
          Memorandum of Understanding, dated August 6, 1987, and (ii) an Amendment to Long Term Grape Purchase Contract, dated as of
          March 12, 1993, between Vineyard 405 and Heublein, Inc. (incorporated by reference to Exhibit number 10.23 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)
10.16+ Long Term Wine Grape Purchase Agreement, dated as of March 12, 1993, by and between Scheid Vineyards and Management Co. and Heublein, Inc.
          (incorporated by reference to Exhibit number 10.24 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.17+    Grape Purchase Agreement, dated as of April 1, 1996, by and between
          Scheid Vineyards and Management Co. and The Hess Collection Winery
          (incorporated by reference to Exhibit number 10.25 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.18+    Grape Purchase Agreement, dated July 1, 1996, by and among Scheid
          Vineyards and Management Co., Stephen Dooley Wine Co., Inc. and The
          Chalone Wine Group, Ltd. (incorporated by reference to Exhibit number
          10.26 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)
10.19     Alternating Winery Agreement, dated November 30, 1995, by and between
          Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.27 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)
10.20     Winery Services Agreement, dated January 1, 1996, by and between
          Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.28 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)
10.21     Standard Office Lease, dated July 1, 1994, by and between Scheid
          Vineyards and Management Co. and Tesh Partners, L.P. (incorporated by reference to Exhibit number 10.29 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)
10.22+*   Lease, dated as of October 18, 1998 between Scheid Vineyards
          California Inc. and California Orchard Company.
10.23     Amended and Restated Buy-Sell Agreement, dated as of December 31,
          1997, by and among Scheid Vineyards Inc. and holders of Class B Common
          Stock (incorporated by reference to Exhibit number 10.24 to Registrant's Report on Form 10-KSB for the fiscal year ended December
          31, 1997 filed March 30, 1998).
10.24     Joint Agreement, dated as of November 7, 1997, by and among Samuel R.
          Avila (also known as Sam Avila) and Margaret J. Avila, individually and as trustees under declaration of trust dated August 19, 1989, and Margaret J. Avila and Valarie Bassetti (also known as Valerie
          Bassetti), as successor co-trustees of the testamentary trust of Joseph Labarere, deceased, Central Coast Federal Land Bank
          Association, FLCA, Scheid Vineyards and Management Co., Canandaigua
          Wine Company, a New York corporation, successor by merger to Canandaigua Wine Company, Inc., a Delaware corporation, and
          Canandaigua West, Inc. (incorporated by reference to Exhibit numbers
          10.27a and 99.1 to Amendment No. 1 to Registrant's Registration
          Statement on Form SB-2 (File No. 333-51055) filed May 8, 1998).(1)
10.25     Water Supply Agreement, dated as of January 1, 1997, by Scheid
          Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.36 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)
10.26     Agreement Regarding Water, dated as of January 1, 1996, by Luis
          Echenique, Ricardo Echenique and Margaret Echenique, Executrix of the
          Estate of Francis D. Echenique, in favor of each of Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.37 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)


10.27     Easement Agreement, dated January 1, 1997, by Sam Avila and Margaret
          J. Avila, as trustees under declaration of trust dated August 16,
          1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Labarere and Sam Avila and
          Margaret J. Avila and Scheid Vineyards and Management Co., in favor of
          Canandaigua West, Inc. (incorporated by reference to Exhibit number
          10.38 to Registrant's Registration Statement on Form SB-2 filed May
          28, 1997).(1)
10.28a    Agricultural Credit Agreement, dated June 4, 1997, between Scheid
          Vineyards Inc. and Sanwa Bank (incorporated by reference to Exhibit number 10.31 to the Registrant's Report on Form 10-KSB for the
          fiscal year ended December 31, 1997 filed March 31, 1998).(1)
10.28b*   Amendment to Agricultural Credit Agreement, dated June 25, 1997 by and between Sanwa Bank California and Scheid Vineyards Inc.(1)
10.28c*   Amendment to Agricultural Credit Agreement, dated August 22, 1997 by and between Sanwa Bank California and Scheid Vineyards
          California Inc. FKA Scheid Vineyards Inc.
10.28d    Third Amendment to Agricultural Credit Agreement, dated June 5, 1998, between Sanwa Bank California and Scheid Vineyards California Inc.
          (incorporated by reference to Exhibit number 10.2 to Registrant's
          Report on Form 10-QSB for the quarterly period ended June 30, 1998 filed August 13, 1998).
10.29+    Grape Purchase Agreement, dated as of May 9, 1997, by and between
          Scheid Vineyards Inc. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.42 to Registrant's Registration
          Statement on Form SB-2 filed May 28, 1997).(1)
10.30+    Grape Purchase Agreement, dated as of April 1, 1997, by and between
          Vineyard Investors 1972 and Stephen Dooley Wine Co., Inc.
          (incorporated by reference to Exhibit number 10.43 to Registrant's
          Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.31     Employment Agreement, dated as of July 19, 1997, by and between Scheid
          Vineyards Inc. and Alfred G. Scheid (incorporated by reference to
          Exhibit number 10.44 to Amendment No. 2 to Registrant's Registration
          Statement on Form SB-2 filed July 21, 1997).(2)
10.32     Employment Agreement, dated as of July 19, 1997, by and between Scheid
          Vineyards Inc. and Scott D. Scheid (incorporated by reference to
          Exhibit number 10.45 to Amendment No. 2 to Registrant's Registration
          Statement on Form SB-2 filed July 21, 1997).(2)
10.33     Employment Agreement, dated as of July 19, 1997, by and between Scheid
          Vineyards Inc. and Heidi M. Scheid (incorporated by reference to
          Exhibit number 10.46 to Amendment No. 2 to Registrant's Registration
          Statement on Form SB-2 filed July 21, 1997).(2)
10.34     Employment Agreement, dated as of July 19, 1997, by and between Scheid
          Vineyards Inc. and Kurt J. Gollnick (incorporated by reference to
          Exhibit number 10.47 to Amendment No. 2 to Registrant's Registration
          Statement on Form SB-2 filed July 21, 1997).(2)
10.35     Form of Indemnification Agreement (incorporated by reference to
          Exhibit number 10.48 to Amendment No. 1 to Registrant's Registration
          Statement on Form SB-2 filed July 3, 1997).(2)
21.1      List of Subsidiaries (incorporated by reference to Exhibit number 21.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2
          filed July 3, 1997).
23.1*     Independent Auditors' Consent.
27*       Financial Data Schedule.

     --------------
     *    Electronically filed herewith.

     + Portions of this Exhibit have been deleted pursuant to the Registrant's requests for confidential treatment pursuant to Rule 406 promulgated under the Securities Act or Rule 24b-2 promulgated under the Securities Exchange Act.

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



                            Scheid Vineyards Inc.


                        By:   /s/ ALFRED G. SCHEID
                            ------------------------
                                Alfred G. Scheid
                            CHIEF EXECUTIVE OFFICER
                         (PRINCIPAL EXECUTIVE OFFICER)



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                      DATE
         ---------                        -----                      ----

  /s/ ALFRED G. SCHEID     Chairman of the Board and Chief
 -----------------------   Executive Officer (Principal
      Alfred G. Scheid     Executive Officer)                   March 22, 1999


  /s/ HEIDI M. SCHEID      Vice President Finance, Chief        March 22, 1999
 -----------------------   Financial Officer, Secretary,
      Heidi M. Scheid      Treasurer and Director (Principal
                           Financial Officer)

  /s/ SCOTT D. SCHEID      Vice President, Chief Operating      March 22, 1999
 -----------------------   Officer and Director
      Scott D. Scheid

  /s/ JOHN L. CRARY        Director                             March 22, 1999
 -----------------------
      John L. Crary

  /s/ ROBERT P. HARTZELL   Director                             March 22, 1999
 -----------------------
      Robert P. Hartzell

                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Independent Auditors' Report...........................................  F-2

Balance Sheets.........................................................  F-3

Statements of Operations...............................................  F-4

Statements of Cash Flows...............................................  F-5

Statements of Stockholders' Equity.....................................  F-6

Notes to Financial Statements..........................................  F-7


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Scheid Vineyards Inc.:

         We have audited the accompanying balance sheets of Scheid
Vineyards Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Los Angeles, California
February 19, 1999

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                                 BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   Notes         1998             1997
                                                                                   -----         ----             ----
                                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................      2       $        5,031    $      14,483
   Accounts receivable, trade..................................................                         728              349
   Accounts receivable, other..................................................                         398              412
   Inventories.................................................................      3                  742            1,102
   Supplies, prepaid expenses and other current assets.........................                         614              813
   Deferred income taxes.......................................................      8                   38               --
                                                                                            ---------------- ----------------
        Total current assets...................................................                       7,551           17,159
PROPERTY, PLANT AND EQUIPMENT, NET.............................................     4,7              32,937           27,795
LONG-TERM RECEIVABLE...........................................................      5                5,572            4,679
OTHER ASSETS, NET..............................................................                         472              236
                                                                                            ---------------- ---------------
                                                                                              $      46,532    $      49,869
                                                                                            ================ ===============
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt...........................................      7      $           275  $           660
   Accounts payable and accrued liabilities....................................                         716              519
   Accrued interest payable....................................................                         197              315
   Income taxes payable........................................................      8                2,480               --
                                                                                            ---------------- ---------------
        Total current liabilities..............................................                       3,668            1,494
LONG-TERM DEBT, NET OF CURRENT PORTION.........................................      7               11,562           17,851
DEFERRED COMPENSATION..........................................................      9                   --              662
DEFERRED INCOME TAXES..........................................................      8                  867              741
                                                                                            ---------------- ---------------
         Total liabilities.....................................................                      16,097           20,748
                                                                                            ---------------- ---------------
COMMITMENTS AND CONTINGENCIES .................................................     10
STOCKHOLDERS' EQUITY:..........................................................   6,11,12

   Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding.............................................                          --               --
   Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized;
       3,325,000 and 2,300,000 shares issued in 1998 and 1997, respectively;
       2,872,950 and 2,300,000 shares outstanding in 1998 and 1997, respectively
     Class B, $.001 par value; 10,000,000 shares authorized;
       3,374,100 and 4,400,000 shares issued and outstanding in 1998
       and 1997, respectively.................................................                            7                7
   Additional paid-in capital..................................................                      21,868           21,797
   Retained earnings...........................................................                      10,936            7,317
   Less: treasury stock; 452,050 Class A Common Stock at cost in
      1998, none in 1997.......................................................                      (2,376)              --
                                                                                            ---------------- ---------------
         Total stockholders' equity............................................                      30,435           29,121
                                                                                            ---------------- ---------------
                                                                                              $      46,532    $      49,869
                                                                                            ================ ================


                                 See accompanying Notes to Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS
              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                                  -----------------------
                                                                                      NOTES        1998           1997
                                                                                      -----        ----           ----
REVENUES:
   Sales...........................................................................             $     16,436    $     18,683
   Vineyard management, services and other fees....................................                    1,037           1,187
                                                                                                ------------    ------------
         Total revenues............................................................                   17,473          19,870
COST OF SALES......................................................................                    7,911           6,222
                                                                                                ------------    ------------
GROSS PROFIT.......................................................................                    9,562          13,648
   General and administrative expenses.............................................                    4,274           4,215
   Reversal of deferred compensation...............................................     9               (706)             --
   Interest expense (income) (net of interest income of $382 in 1998
      and $283 in 1997)............................................................                      (46)            700
                                                                                                ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES...........................................                    6,040           8,733
PROVISION FOR INCOME TAXES ........................................................     8              2,421           3,887
                                                                                                ------------    ------------
INCOME BEFORE DEFERRED TAX ADJUSTMENT..............................................                    3,619           4,846
DEFERRED INCOME TAXES FROM
  REORGANIZATION TO C CORPORATION..................................................     2                 --           1,390
                                                                                                ------------    ------------
NET INCOME.........................................................................             $      3,619    $      3,456
                                                                                                ============    ============


BASIC AND DILUTED EARNINGS PER SHARE ..............................................     2       $       0.55    $       0.65
                                                                                                ============    ============


PRO FORMA AMOUNTS:                                                                      2
INCOME BEFORE INCOME TAXES AS REPORTED.............................................                             $      8,733
PRO FORMA INCOME TAX PROVISION.....................................................                                    3,493
                                                                                                                ------------
PRO FORMA NET INCOME...............................................................                             $      5,240
                                                                                                                ============

PRO FORMA NET INCOME PER SHARE.....................................................                             $       0.98
                                                                                                                ============

WEIGHTED AVERAGE SHARES OUTSTANDING................................................     2          6,611,000       5,344,000
                                                                                                ============    ============


                                 See accompanying Notes to Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                                YEARS ENDED DECEMBER 31,
                                                                                                ------------------------
                                                                                                   1998           1997
                                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................................   $      3,619   $      3,456
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, amortization and abandonments........................................          2,148          1,711
          Deferred compensation..............................................................           (662)            78
          Noncash compensation...............................................................             75
          Deferred income taxes..............................................................             88           (649)
          Deferred taxes arising from reorganization.........................................             --          1,390
    Changes in operating assets and liabilities:
      Accounts receivable, trade.............................................................           (379)           (75)
      Accounts receivable, other.............................................................             14           (409)
      Inventories............................................................................            360           (956)
      Supplies, prepaid expenses and other current assets....................................            199              6
      Accounts payable and accrued liabilities...............................................             79            133
       Income taxes payable..................................................................          2,480             --
                                                                                                ------------   ------------
        Net cash provided by operating activities............................................          8,021          4,685
                                                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Long-term receivable......................................................................           (893)        (2,446)
   Proceeds from sale of property, plant and equipment.......................................            710             --
   Additions to property, plant and equipment................................................         (8,000)       (12,994)
   Other assets..............................................................................           (236)            40
                                                                                                ------------   ------------
        Net cash used in investing activities................................................         (8,419)       (15,400)
                                                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt................................................................          4,440         22,589
   Repayment of long-term debt...............................................................        (11,114)       (15,994)
   Repayment of notes payable, affiliates....................................................             --           (807)
   Repayment of note payable, stockholder....................................................             --         (1,000)
   Proceeds from issuance of common stock....................................................             --         20,700
   Stock offering costs......................................................................             --           (732)
   Repurchase of common stock................................................................         (2,380)            --
   Subchapter S distributions................................................................             --         (3,102)
   Partnership distributions.................................................................             --           (480)
                                                                                                ------------   ------------
        Net cash (used in) provided by financing activities..................................         (9,054)        21,174
                                                                                                ------------   ------------

        (Decrease) increase in cash and cash equivalents.....................................         (9,452)        10,459
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................................................         14,483          4,024
                                                                                                ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.......................................................   $      5,031   $     14,483
                                                                                                ============   ============


                                See accompanying Notes to Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          COMMON STOCK ISSUED                           RETAINED
                                                    -------------------------------                     EARNINGS
                                                  NUMBER OF      NUMBER OF               ADDITIONAL       AND
                                                   CLASS A        CLASS B                  PAID-IN      PARTNERS'    TREASURY
                                                   SHARES         SHARES       AMOUNT      CAPITAL       CAPITAL      SHARES
                                                 ----------      ---------     ------    ----------     ---------    --------
BALANCE, JANUARY 1, 1997.....................             --          97,413    $    2     $     124   $    8,935           --
   Recapitalization as Delaware
     corporation and contribution of
     partnership interests...................             --       4,302,587         3         1,707       (1,492)          --
   Subchapter S distribution.................             --              --        --            --       (3,102)          --
   Partnership distributions.................             --              --        --            --         (480)          --
   Issuance of common stock, net of
     costs...................................      2,300,000              --         2        19,966           --           --
   Net income................................             --              --        --            --        3,456           --
                                                  ----------     -----------    ------      --------  -----------
BALANCE, DECEMBER 31, 1997 ..................      2,300,000       4,400,000         7        21,797        7,317           --
    Conversion of Class B shares to
      Class A shares (Note 11)...............      1,025,000      (1,025,000)       --            --           --           --
    Repurchase of common stock
      (Note 11)..............................             --              --        --            --           --    $  (2,380)
    Shares canceled .........................             --            (900)       --            (4)          --            4
    Stock issued for compensation............             --              --        --            75           --           --
    Net income...............................             --              --        --            --        3,619           --
                                                  ----------     -----------    ------      --------  -----------    ----------
BALANCE, DECEMBER 31, 1998 ..................      3,325,000       3,374,100    $    7      $ 21,868  $    10,936    $  (2,376)
                                                  ==========     ===========    ======      ========  ===========    ==========


                                See accompanying Notes to Financial Statements.

                     SCHEID VINEYARDS INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1998 AND 1997

1. ORGANIZATION AND BASIS OF PRESENTATION

         ORGANIZATION - The principal business of the Company is the production of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

         The Company has long-term grape purchase agreements with several wineries whereby the wineries agree to purchase substantially all of the Company's current grape production. These contracts generally expire no earlier than the completion of harvest in years ranging from 2001 to 2014 and are extended if neither party cancels two or three years before the expiration date. The largest set of these winery contracts with a single customer covers approximately 56% of the Company's acreage at December 31, 1998 and accounted for approximately 74% and 81% of the Company's total revenues in 1998 and 1997, respectively.

         BASIS OF PRESENTATION - In connection with the Company's initial public stock offering as described below, the Company formed Scheid Vineyards Inc., a Delaware corporation ("SVI-Del"). SVI-Del conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation ("SVI-Cal").

         In July 1997, SVI-Del completed its initial public offering of 2,000,000 shares of Class A Common Stock, par value $.001 per share. In September 1997, the underwriters of the Company's public offering exercised their over-allotment option to purchase 300,000 additional shares of Class A Common Stock. The increase in stockholders' equity due to the public offering totaled approximately $19,968,000, after deduction of offering-related expenses.

         The Company reported its operations through the date of the Exchange Transaction described below on a combined basis. Since the date of the Exchange Transaction, the Company reports its operations on a consolidated basis. All significant intercompany balances have been eliminated in the combination and consolidation.

         EXCHANGE OF PARTNERSHIP UNITS AND LIMITED LIABILITY COMPANY
INTERESTS FOR CLASS B COMMON STOCK Immediately prior to the date of the Company's initial public stock offering, SVI-Cal was the general partner of two California limited partnerships, Vineyard Investors 1972 ("VI-1972") and Vineyard 405 ("V-405") and a member of a California limited liability company, Quadra Partners LLC ("Quadra Partners"). SVI-Cal and VI-1972 were the only limited partners of V-405. In connection with the Company's public offering, SVI- Del was formed to act as a holding company for SVI-Cal. The capital stock of SVI-Cal held by its sole stockholder, the membership interests held by all members (other than SVI-Cal) of Quadra Partners, and the limited partnership units held by all limited partners (other than SVI-Cal) in VI-1972 were contributed to SVI- Del in exchange for (i) 4,400,000 shares of Class B Common Stock of SVI-Del (the "Exchange Transaction") and (ii) a commitment by SVI-Cal to make the distributions described below. SVI-Del, as part of the Exchange Transaction, simultaneously contributed such limited partnership units in VI-1972 and such membership interests in Quadra Partners to SVI-Cal. As a result, each of VI-1972, V-405 and Quadra Partners was terminated and dissolved, and SVI-Cal succeeded to their respective assets and liabilities.

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

         DISTRIBUTIONS - Immediately prior to the offering, SVI-Cal's cumulative S Corporation earnings in the amount of $3,102,000 were distributed to its stockholder. In addition, a distribution of approximately $480,000 was made to the limited partners of VI-1972 (immediately prior to the Exchange Transaction) to pay income taxes on income from the partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997, substantially all cash balances were on deposit with the Company's major bank. At December 31, 1997, cash invested in short-term commercial paper with one large corporation totaled $12,000,000.

         INVENTORIES - Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes the cost of grown grapes, harvesting, production, aging and bottling, and tasting room merchandise. Wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories will be aged for periods longer than one year. Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the grapes are harvested. On a quarterly basis, the Company evaluates the cost of its inventories and reduces such inventories to market if required.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years. Development costs incurred during the development period of a vineyard including related interest are capitalized. Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year. The Company capitalized interest totaling $641,000 and $294,000 in 1998 and 1997, respectively.

         REVENUE RECOGNITION - The Company recognizes revenue from grape sales when the grapes are delivered to the winery. The Company does not have any allowance for returns because grapes are tested and accepted upon delivery. Vineyard management and other services are recognized as provided. All revenues of the Company are derived from customers within the United States.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of accounts receivable and accounts payable approximate book value because of their short duration. Long-term receivables and long-term debt approximate book value because such financial instruments have variable, market driven, interest rates.

         IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF - Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value, less cost to sell. For the years ended December 31, 1998 and 1997, the Company has written down vineyard acres it intends to remove and redevelop by $555,000 and $328,000, respectively. The write-downs of the acres being redeveloped were based upon a comparison of net book values to total estimated revenues less estimated operating costs of the acres prior to removal.

         INCOME TAXES - Prior to the date of the Exchange Transaction,
SVI-Cal elected to be treated as an S Corporation for federal income tax and California franchise tax purposes. Pursuant to this election, net income or loss of SVI-Cal was included in the income tax returns of the stockholder. Consequently, no federal income tax provision has been recorded in the accompanying financial statements through the date of the Exchange Transaction. However, under California state law, a franchise tax equal to 11/2% of taxable income is imposed upon S Corporations and is provided for in the accompanying financial statements through the date of the Exchange Transaction. VI-1972, V-405 and Quadra Partners were treated as partnerships for federal and state income tax purposes such that their income or loss was included in the taxable income of the partners.

         The Exchange Transaction resulted in the termination of SVI-Cal's
S Corporation status. As a result, the Company currently pays income taxes at the corporate level. The pro forma income tax provision in the statement of operations for the year ended December 31, 1997 is based upon an assumed 40% federal and state income tax rate.

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EARNINGS PER SHARE AND CLASSES OF COMMON STOCK - The weighted average shares outstanding in the statements of operations through the effective date of the Exchange Transaction are based upon the 4,400,000 shares of Class B Common Stock outstanding after giving pro forma effect to the Exchange Transaction. The weighted average shares outstanding since the date of the Exchange Transaction are based on the actual weighted average shares of Class A and Class B Common Stock outstanding since the date of the Exchange Transaction. The effect of outstanding stock options and warrants on the weighted average shares was immaterial for the periods presented.

3. INVENTORIES

         Inventories consist of the following:


                                                                               1998          1997
                                                                               ----          ----
Bulk and bottled wine....................................................    $339,000     $  612,000
Deferred crop costs......................................................     376,000        458,000
Tasting room merchandise.................................................      27,000         32,000
                                                                             --------     ----------
      Total..............................................................    $742,000     $1,102,000
                                                                             --------     ----------
                                                                             --------     ----------


4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:


                                                                                1998            1997
                                                                                ----            ----
Land and buildings......................................................    $ 5,843,000     $ 6,515,000
Vineyard improvements...................................................     15,452,000      16,972,000
Vineyard improvements under development.................................     16,201,000       8,396,000
Machinery and equipment.................................................      4,030,000       3,598,000
                                                                            -----------     -----------
      Total.............................................................     41,526,000      35,481,000
Less accumulated depreciation and amortization..........................      8,589,000       7,686,000
                                                                            -----------     -----------
Property, plant and equipment - net.....................................    $32,937,000     $27,795,000
                                                                            -----------     -----------
                                                                            -----------     -----------


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

6. CROP LINE OF CREDIT

         The Company has a crop line of credit with a bank which currently provides for maximum borrowings of $10,500,000 through June 5, 2000. Borrowings are secured by crops and other assets with interest due quarterly at the bank's reference rate. No amounts were outstanding under this agreement at December 31, 1998 and 1997.

         The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth amounts, and current and total debt to net worth ratios. The Company was in compliance with all financial provisions of the agreement at December 31, 1998 and 1997.

7. LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                         1998                   1997
                                                                                         ----                   ----
Revolving/Declining Line of Credit Agreement with a bank which provides for a maximum borrowing of $3,000,000 diminishing annually to a maximum allowable commitment of $1,071,000,
   which is due on June 5, 2005. The line of credit is secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted fixed rate or  3/4% over
   the bank's reference rate (7.34% at December 31, 1998)...................          $       --             $2,572,000
Revolving/Declining Line of Credit Agreement with a bank which provides for a maximum borrowing of $2,835,000 diminishing annually to a maximum allowable commitment of $1,775,000,
   which is due on June 5, 2007. The line of credit is secured by a deed of trust on 405 vineyard acres. Interest is payable quarterly at  the lower of a bank-quoted fixed rate or  1/4% over the bank's
   reference rate (7.34% at December 31, 1998)..............................                  --              2,835,000
Revolving/Declining Line of Credit Agreement with a bank which provides for a maximum borrowing of $1,450,000 diminishing annually to a maximum allowable commitment of $586,000,
   which is due on June 5, 2007. The line of credit is secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at  the lower of a bank-quoted fixed rate or  1/4% over
   the bank's reference rate (7.37% at December 31, 1998)...................                  --              1,450,000
Revolving/Declining Line of Credit Agreement with a bank which provides for a maximum borrowing of $3,600,000 diminishing annually to a maximum allowable commitment of $1,980,000,
   which is due on June 5, 2008. The line of credit is secured by a deed of trust on 370 vineyard acres. Interest is payable
   quarterly at  the lower of a bank-quoted fixed rate or the bank's
   reference rate (7.37% at December 31, 1998)..............................                  --                     --
Note payable to bank, with interest at the lower of a bank-quoted fixed rate or the bank's reference rate plus  3/4% (7.37% at
   December 31, 1998), principal due in annual installments
   through July 5, 2005, secured by trust deed on 707 vineyard
   acres....................................................................           1,275,000              1,350,000
Note payable to bank, with interest at the lower of a bank-quoted fixed rate or the bank's reference rate plus  3/4% (7.37% at
   December 31, 1998), principal due in annual installments
   through October 5, 2004, secured by first deed of trust on 1,063
   acres of real property...................................................           4,850,000              5,050,000




7. LONG-TERM DEBT (CONTINUED)

Note secured by business residential real property .........................                  --                435,000
Note payable, with interest at 1 % over a bank's reference rate,
   secured by deeds of trust................................................             140,000                140,000
Note payable to bank represents borrowings on a $7,500,000 line of credit, which bears interest at the bank's reference rate
   (6.06% at December 31, 1998). The note is secured by a letter of credit provided by a major client, and is used for costs incurred for the development of certain vineyards owned by the client (see Note 5). Principal due in six annual installments
   beginning January 5, 2000................................................           5,572,000              4,679,000
                                                                                     -----------            -----------
      Total.................................................................          11,837,000             18,511,000
Less current maturities.....................................................             275,000                660,000
                                                                                     -----------            -----------
Long-term portion...........................................................         $11,562,000            $17,851,000
                                                                                     -----------            -----------
                                                                                     -----------            -----------


         Principal payments required on long-term debt for each of the next five years ending December 31 are as follows:

              1999...........................................    $   275,000
              2000...........................................        972,000
              2001...........................................        920,000
              2002...........................................        920,000
              2003...........................................        920,000
              Thereafter.....................................      7,830,000
                                                                 -----------
              Total..........................................    $11,837,000
                                                                 -----------
                                                                 -----------


         Substantially all of the Company's property, plant and equipment serves as collateral for long-term debt. In addition, the credit facilities and notes contain various financial covenants, including minimum tangible net worth amounts, and current and total debt to net worth ratios. The Company was in compliance with all financial provisions of the agreements at December 31, 1998 and 1997.

8. INCOME TAXES

         Significant components of the Company's net deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                                                  1998         1997
                                                                                  ----         ----
              Current deferred income tax assets:
                State income taxes........................................     $ 169,000    $     --
                Miscellaneous reserves....................................        86,000          --
              Current deferred income tax liabilities:
                Prepaid expenses..........................................      (217,000)         --
                                                                               ---------    ----------
              Net current deferred income tax asset........................    $  38,000    $     --
                                                                               ---------    ----------
                                                                               ---------    ----------


                                                                                 1998          1997
                                                                                 ----          ----
              Long-term deferred income tax assets:
                Deferred compensation......................................   $     --     $   284,000
                State income taxes.........................................      73,000        403,000
                Other......................................................         --          86,000
              Long-term deferred income tax liabilities:
                Depreciation...............................................    (940,000)    (1,514,000)
                                                                              ---------    -----------
              Net long-term deferred income tax liability..................   $(867,000)   $  (741,000)
                                                                              ---------    -----------
                                                                              ---------    -----------

         The provision for income taxes is as follows:

                                                                                 1998           1997
                                                                                 ----           ----
              Current:
                Federal....................................................   $1,797,000     $3,600,000
                State......................................................      536,000        936,000
                                                                              ----------     ----------
              Total........................................................    2,333,000      4,536,000
                                                                              ----------     ----------
              Deferred:
                Federal....................................................       87,000       (576,000)
                State......................................................        1,000        (73,000)
                                                                              ----------     ----------
              Total........................................................       88,000       (649,000)
                                                                              ----------     ----------
              Total provision for income taxes.............................   $2,421,000     $3,887,000
                                                                              ----------     ----------
                                                                              ----------     ----------

         The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

                                                                               1998          1997
                                                                               ----          ----
              Federal statutory rate................................          34.0 %        34.0 %
              Losses allocated to Subchapter
                S Corporation shareholder...........................           --            4.0
              State taxes, net of federal benefit...................           5.9           6.5
              Other.................................................           0.2           --
                                                                              ------        ------
              Total.................................................          40.1 %        44.5 %
                                                                              ------        ------
                                                                              ------        ------

9. DEFERRED COMPENSATION

         The Company had a non-qualified deferred compensation arrangement with an employee. The arrangement provided for annual payments of $100,000 commencing upon the employee's retirement. The deferred compensation liability included in the accompanying balance sheet at December 31, 1997 represented the net present value at 7% of the expected future payments. The employee passed away in August 1998 negating the need for the accrued liability of $706,000. Compensation expense related to the arrangement was $44,000 and $78,000 for the years ended December 31, 1998 and 1997, respectively.

10. COMMITMENTS AND CONTINGENCIES

         LEASE OBLIGATIONS - The Company has various operating lease agreements for office space and farm land. The lease for office space is with a related partnership and runs until June 1999. The rent is currently $102,000 annually.

         Farm land leases cover approximately 2,133 acres with initial terms ranging from 7 to 30 years. The land leases provide for options to renew ranging from 10 to 20 years and contain provisions for rent adjustments based upon the prevailing market rate, Consumer Price Index, or revenue generated by the property, and also provide for payments of taxes, insurance and maintenance costs.

         Aggregate minimum rental payments for each of the next five years ending December 31 are as follows:


    1999............................................  $     771,000
    2000............................................        752,000
    2001............................................        765,000
    2002............................................        765,000
    2003............................................        652,000
    Thereafter......................................     10,527,000


         Rent charged to operations was $569,000 and $485,000 for the years ended December 31, 1998 and 1997, respectively.

         PENSION PLANS - The Company has two 401(k) Profit Sharing Plans. The first plan is for the benefit of the Company's employees who are covered by the United Farm Workers of America Collective Bargaining Agreement. All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period. The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to the union employees' plan amounted to $62,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively.

         The second plan covers the Company's non-union employees. All non-union employees of the Company are eligible to participate in the plan after one year of employment. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to this plan amounted to $36,000 and $31,000 for the years ended December 31, 1998 and 1997, respectively.

         OTHER - The Company was committed to the purchase of vineyard materials at December 31, 1998 in the amount of $1,316,000.

11. COMMON STOCK

         In connection with the stock offering (see Note 1), the Company sold 2,300,000 shares of Class A Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes on all matters submitted to a vote of the stockholders. The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors, rounded up to the nearest whole number, of the Company and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically upon transfer to a person other than certain specified persons. Except for the differing voting rights, the shares of Class A and Class B common stock have substantially identical rights, preferences and privileges. In 1998, the Company's Chairman/Chief Executive Officer and his wife sold and gifted a total of 1,025,000 shares of Class B Common Stock which were automatically converted to an equal number of shares of Class A Common Stock at the time of gift or transfer.

         The Company granted the representative of the underwriters of the offering warrants to purchase 200,000 shares of common stock. The warrants are exercisable at $14.00 per share any time between July 24, 1998 and July 24, 2002.

         On October 27, 1998, the Company announced that it had instituted a stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on September 30, 1999. Through December 31, 1998, the Company had repurchased 247,350 shares under this program for approximately $1,130,000.

         In connection with the adoption of the new stock repurchase program, the Company terminated its prior stock repurchase program adopted in July 1998. This program would have expired on January 31, 1999 and authorized the purchase of up to 200,000 shares of Class A Common Stock. Under the prior repurchase program, the Company repurchased 102,600 shares of Class A Common Stock. The Company also made other repurchases earlier in 1998 of 103,000 shares of Class A Common Stock. The aggregate purchase price for these 205,600 shares was approximately $1,250,000.


12. STOCK OPTION PLAN

          In 1997, the Board of Directors of the Company adopted the 1997 Stock Option/Stock Issuance Plan authorizing the issuance of qualified or non-qualified stock options to directors, officers, employees, consultants and others to purchase up to 200,000 shares of the Company's Class A Common Stock at prices equal to the fair value of the Company's stock at the date of grant. In July and November 1997, options to purchase a total of 162,000 shares were granted at an exercise price of $10.00 per share. Such options vest one-quarter each year, beginning one year after the grant date or a specified vesting commencement date and expire ten years after the earlier of the grant date and the vesting commencement date.

         On October 8, 1998, the Board of Directors approved the cancellation of 71,000 options, and regranted such options at $4.00 per share, the then fair market value of the Class A Common Stock of the Company. All other terms of the options remained identical.

         In May 1998, the Company granted options to purchase a total of 5,000 shares to non-employee members of the Company's Board of Directors. These options vest one year from grant date.

         The following summarizes stock option activity for the periods presented:


                                                                     WEIGHTED AVERAGE
                                                     SHARES          EXERCISE PRICES
                                                     ------          ---------------
Outstanding, January 1, 1997.....................            --                  --
 Granted ........................................       162,000              $10.00
                                                   -------------     ---------------
Outstanding, December 31, 1997...................       162,000              $10.00
 Granted.........................................        76,000               $4.29
 Canceled........................................      (102,000)             $10.00
                                                   -------------     ---------------
Outstanding, December 31, 1998...................       136,000               $6.81
                                                   =============     ===============


                                                      1998                1997
                                                      ----                ----
Range of exercise prices.........................   $4.00-$10.00           $10.00
Options exercisable..............................      46,000               None
Weighted average exercise price of options
    exercisable..................................       $6.53                --
Weighted average fair value of options granted...       $4.89               $3.69
Weighted average remaining contractual life......     8.6 years           9.6 years


           The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

           SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years following vesting; 62% and 29% stock price volatility in 1998 and 1997, respectively; weighted average risk free rate of return of 6.0%; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the Company's stock option awards had been amortized to expense over the vesting period of the awards, net income for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amounts indicated below. There were no grants prior to 1997.


                                                     1998               1997
                                                     ----               ----
Net income:

  As reported................................ $    3,619,000         $    3,456,000
  Pro forma.................................. $    3,466,000         $    3,394,000

Net income per share:

  As reported................................ $         0.55         $         0.65
  Pro forma.................................. $         0.52         $         0.64


13. SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosures to the statements of cash flows are as follows:


                                                     1998              1997
                                                     ----              ----
Interest paid (net of amount capitalized).... $      454,000     $     872,000
Income taxes paid............................ $          --      $   4,550,000
