Form 10QSB
period 1999-03-31
SCHEID VINEYARDS INC
filed 1999-05-12
CIK 1039213

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

                  For the quarterly period ended March 31, 1999

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

There were 6,107,663 shares outstanding of registrant's Common Stock, par value $.001 per share, as of May 12, 1999, consisting of 2,733,563 shares of Class A Common Stock and 3,374,100 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes     No   X
                                                                  ---      ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SCHEID VINEYARDS INC.
                               FORM 10-QSB INDEX

                                                                                             Page No.
                                                                                             --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                a.  Consolidated Balance Sheets at March 31, 1999 and December 31, 1998         3

                b.  Consolidated Statements of Operations for the three                         4
                    months ended March 31, 1999 and 1998

                c.  Consolidated Statements of Cash Flows for the three                         5
                    months ended March 31, 1999 and 1998

                d.  Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition                            7
         and Results of Operations

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     12

Item 2.  Changes in Securities and Use of Proceeds                                             12

Item 3.  Defaults Upon Senior Securities                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                                   12

Item 5.  Other Information                                                                     13

Item 6.  Exhibits and Reports on Form 8-K                                                      13

Signatures                                                                                     13

                                 Page 2 of 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            March 31,    December 31,
                                                                                              1999          1998
                                                                                          ------------   ------------
                                                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................            $      705    $   5,031
   Accounts receivable, trade..................................................                   200          728
   Accounts receivable, other..................................................                    --          398
   Inventories.................................................................                 2,249          742
   Supplies, prepaid expenses and other current assets.........................                   291          614
   Deferred income taxes.......................................................                    38           38
   Current portion of long-term receivable.....................................                   485           --
                                                                                          ------------   ---------
        Total current assets...................................................                 3,968        7,551
PROPERTY, PLANT AND EQUIPMENT, NET.............................................                38,697       32,937
LONG-TERM RECEIVABLE...........................................................                 4,365        5,572
OTHER ASSETS, NET..............................................................                   474          472
                                                                                          ------------   ---------
                                                                                            $  47,504   $   46,532
                                                                                          ------------   ---------
                                                                                          ------------   ---------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt...........................................            $      900 $        275
   Accounts payable and accrued liabilities....................................                 3,216          716
   Accrued interest payable....................................................                   142          197
   Income taxes payable........................................................                    --        2,480
                                                                                          ------------   ---------
        Total current liabilities..............................................                 4,258        3,668
LONG-TERM DEBT, NET OF CURRENT PORTION.........................................                13,265       11,562
DEFERRED INCOME TAXES..........................................................                   585          867
                                                                                          ------------   ---------
         Total liabilities.....................................................                18,108       16,097
                                                                                          ------------   ---------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding.............................................                    --           --
   Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized;
       3,325,313 issued at March 31, 1999 and December 31, 1998; 2,733,563 and
       2,872,950 shares outstanding at March 31, 1999 and December 31, 1998, respectively
     Class B, $.001 par value; 10,000,000 shares authorized;
       3,374,100 shares issued and outstanding at March 31, 1999
       and December 31, 1998..................................................                      7            7
   Additional paid-in capital..................................................                21,868       21,868
   Retained earnings...........................................................                10,513       10,936
   Less: treasury stock; 591,750 Class A shares at cost at
    March 31, 1999 and 452,050 at December 31, 1998 ...........................                (2,992)      (2,376)
                                                                                          ------------   ---------
        Total stockholders' equity.............................................                29,396       30,435
                                                                                          ------------   ---------
                                                                                             $ 47,504   $   46,532
                                                                                          ------------   ---------
                                                                                          ------------   ---------

          See accompanying Notes to Consolidated Financial Statements

                     SCHEID VINEYARDS INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                              Three Months Ended
                                                                                  March  31,
                                                                             -------------------
                                                                             1999           1998
                                                                             ----           ----
REVENUES:
      Sales...........................................................  $        250   $        307
      Vineyard management, services and other fees....................           187            213
                                                                        ------------   -------------
         Total revenues...............................................           437            520
COST OF SALES.........................................................           158            131
                                                                        ------------   -------------
GROSS PROFIT..........................................................           279            389
   General and administrative expenses................................           992          1,202
   Interest expense (income), net.....................................            (8)           (15)
                                                                        ------------   -------------
LOSS BEFORE INCOME TAX BENEFIT........................................          (705)          (798)
INCOME TAX BENEFIT ...................................................           282            320
                                                                        ------------   -------------
NET LOSS..............................................................  $       (423)   $      (478)
                                                                        ------------   -------------
                                                                        ------------   -------------
BASIC AND DILUTED NET LOSS PER SHARE .................................  $      (0.07)   $     (0.07)
                                                                        ------------   -------------
                                                                        ------------   -------------
WEIGHTED AVERAGE SHARES OUTSTANDING...................................         6,116          6,700
                                                                        ------------   -------------
                                                                        ------------   -------------

          See accompanying Notes to Consolidated Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 ---------------------
                                                                                                 1999             1998
                                                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................................................   $       (423)     $     (478)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, amortization and abandonments.........................................            370             459
     Deferred compensation...............................................................             --              22
     Noncash compensation................................................................             --              75
     Deferred income taxes...............................................................           (282)             --
     Changes in operating assets and liabilities:
      Accounts receivable, trade.........................................................            528              81
      Accounts receivable, other.........................................................            398             406
      Inventories........................................................................         (1,507)         (1,480)
      Supplies, prepaid expenses and other current assets................................            323             167
      Accounts payable and accrued liabilities...........................................            607             288
      Income taxes payable...............................................................         (2,480)             --
                                                                                            -------------   -------------
        Net cash used in operating activities............................................         (2,466)           (460)
                                                                                            -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Long-term receivable..................................................................            722             142
   Additions to property, plant and equipment............................................         (4,292)         (2,466)
   Other assets..........................................................................             (2)           (167)
                                                                                            -------------   -------------
        Net cash used in investing activities............................................         (3,572)         (2,491)
                                                                                            -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt............................................................          3,533             855
   Repayment of long-term debt...........................................................         (1,205)           (997)
   Purchase of treasury shares...........................................................           (616)             --
                                                                                            -------------   -------------
        Net cash provided by (used in) financing activities..............................          1,712            (142)
                                                                                            -------------   -------------
        Decrease in cash and cash equivalents............................................         (4,326)         (3,093)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................          5,031          14,483
                                                                                            -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................    $       705    $     11,390
                                                                                            -------------   -------------
                                                                                            -------------   -------------



             See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and its results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year. The Company's consolidated balance sheet as of December 31, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

         In December 1998, the Company signed a long-term lease for approximately 740 acres of undeveloped land suitable for wine grape vineyards in Greenfield, a few miles from the Company's vineyard headquarters. The lease is for a term of up to 34 years. The planting of the entire 740-acre vineyard, including rootstock and irrigation and trellising systems, is on schedule to be substantially completed by May 31, 1999, with the first harvest expected in 2001.

         In October 1998, the Company instituted a new stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on September 30, 1999. Through May 12, 1999, the Company had repurchased 387,050 shares under this program for approximately $1,746,000. In connection with the adoption of the new stock repurchase program, the Company terminated a prior stock repurchase program that authorized the purchase of up to 200,000 shares of Class A Common Stock. Under the prior repurchase program, the Company repurchased 102,600 shares of Class A Common Stock for an aggregate purchase price of $542,000 from July to October 1998. The Company also made other repurchases earlier in 1998 of 103,000 shares of Class A Common Stock at an aggregate purchase price of approximately $708,000.

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

         The wine grape business is extremely seasonal. Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year. From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sale in years subsequent to the harvest year, which may impact quarterly results. These are significant factors in comparing quarterly operating results between fiscal years.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room.

         Sales (which is comprised of revenue from sales of wine grapes, bulk wine and wine and wine-related merchandise) decreased to $250,000 in the three months ended March 31, 1999 from $307,000 in the 1998 period, a decrease of $57,000. Sales for the three months ended March 31, 1999 is comprised of $215,000 in bulk wine sales and $35,000 from the sale of wine and wine-related merchandise. Sales for the three months ended March 31, 1998 is comprised of $283,000 in bulk wine sales and $24,000 from the sale of wine and wine-related merchandise.

         Revenue from vineyard management, services and other fees decreased by 12% to $187,000 for the three months ended March 31, 1999 from $213,000 in the 1998 period, a decrease of $26,000. The decrease was primarily due to the elimination of a 68-acre vineyard management contract and a reduction in equipment rentals from 1998 to 1999.

         GROSS PROFIT. Gross profit for the three months ended March 31, 1999 was $279,000 compared to $389,000 for the three months ended March 31, 1998, a decrease of $110,000 or 28%. This decrease resulted primarily from the reductions in sales of bulk wine and the decrease in management and other fees from 1998 to 1999.

         Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 17% to $992,000 for the three months ended March 31, 1999 from $1,202,000 in the 1998 period, a decrease of $210,000. The decrease was due primarily to reductions in executive salaries, professional fees and vineyard write-downs.

         INTEREST EXPENSE (INCOME), NET. Net interest income was $8,000 for the three months ended March 31, 1999 and $15,000 in the 1998 period, a decrease of $7,000, and is comprised of the following:


                                                                              1999                 1998
                                                                              -----                ----
Interest expense.........................................................  $  129,000         $    293,000
Less capitalized interest................................................    (105,000)            (122,000)
                                                                          -------------       -------------
Net interest expense.....................................................      24,000              171,000
Interest income..........................................................     (32,000)            (186,000)
                                                                          -------------       -------------
Net interest expense (income)............................................  $   (8,000)        $    (15,000)
                                                                          ------------        -------------
                                                                          ------------        -------------

         Total interest expense decreased primarily as a result of lower interest rates in the 1999 period and the repayment of amounts borrowed under the Company's long-term revolving credit facilities in the fourth quarter of fiscal 1998. The decrease in interest income in 1999 was due to the decrease in cash holdings of the Company from 1998 to 1999, primarily as the result of the continued development of Company-owned vineyards, the repayment of amounts borrowed on long-term revolving credit facilities and the repurchase of the Company's Class A Common Stock in the fourth quarter of fiscal 1998.

         INCOME TAX BENEFIT. The income tax benefit decreased to $282,000 for the three months ended March 31, 1999 from $320,000 in the 1998 period.

         NET LOSS. As a result of the above, the Company had a net loss for the three months ended March 31, 1999 of $423,000 as compared to $478,000 in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. The Company had a working capital deficit at March 31, 1999 of $290,000 as compared to working capital of $3,883,000 at December 31, 1998, a decrease in working capital of $4,173,000. The reduction in working capital was primarily due to the expenditures of current working capital to fund vineyard development, repay certain long-term credit facilities and repurchase shares of the Company's Class A Common Stock.

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

         The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's anticipated working capital needs. This crop line expires June 5, 2000, and is secured by crops and other assets of the Company. There were no amounts outstanding under this line at March 31, 1999.

         SVI also has long-term credit facilities which expire through July 2008 and provide for maximum borrowings totaling $10,885,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At March 31, 1999, the outstanding amount owed by the Company under these facilities was $3,050,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At March 31, 1999, the weighted average per annum interest rate on these lines was 7.06%. These credit lines are secured by deeds of trust on underlying vineyard property.

         The Company also has other long-term notes payable which, as of March 31, 1999, totaled approximately $6,265,000. The interest rate on each of these notes is based on the bank's "reference" or "cost of funds" rate. At March 31, 1999, the weighted average per annum interest rate on these notes was 7.06%. These notes are secured by deeds of trust on underlying vineyard property.

         The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At March 31, 1999, the maximum available and outstanding balances on this line of credit were $5,297,000 and $4,850,000, respectively. This line bears interest at the bank's reference rate (5.46% at March 31, 1999)
and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

         The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At March 31, 1999, the Company was in compliance with these covenants.

         Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 1999. At March 31, 1999, the Company had $17,521,000 in borrowing availability under its long-term revolving credit facilities and crop line of credit.

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

         Cash used in operating activities was $2,466,000 for the three months ended March 31, 1999, compared to $460,000 for the same period in 1998, an increase of $2,006,000. The increase was primarily due to the timing of the payment of 1998 income tax liabilities.

         Cash used in investing activities was $3,572,000 for the three months ended March 31, 1999, compared to $2,491,000 for the same period in 1998, an increase of $1,081,000. The increase was principally the result of expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company's existing vineyards.

         Cash provided by financing activities was $1,712,000 for the three months ended March 31, 1999, compared to cash used by financing activities of $142,000 for the same period in 1998. Net borrowings under the Company's long-term credit lines were $2,328,000 in 1999 as compared to net repayments in 1998 of $142,000. The borrowings in 1999 were used primarily to fund the development of the Company's new 740-acre vineyard which the Company began developing in the fourth quarter of 1998. In addition, the Company repurchased shares of its Class A Common Stock in the amount of $616,000 in 1999. There were no such stock repurchases during the three months ended March 31, 1998.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions (ii) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs, (iii) consumer demand and preferences for the wine grape varieties produced by the Company, (iv) general health and social concerns regarding consumption of wine and spirits, (v) the size and growth rate of the California wine industry, (vi) seasonality of the wine grape producing business, (vii) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,
(viii) competition from other producers and wineries, (ix) proposed expansion of the Company's wine business, (x) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs, (xi) the Company's dependence on a small number of clients for the purchase of a substantial portion of the Company's grape production, (xii) the availability of financing on terms acceptable to the Company, and (xiii) the Company's labor relations. These and other factors, risks and uncertainties are discussed in greater detail under the caption "Business - Cautionary Information Regarding Forward Looking Statements" in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 24, 1999. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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


Date: May 12, 1999            SCHEID VINEYARDS INC.
                              /s/ Heidi M. Scheid
                              ----------------------

                              Heidi M. Scheid
                              Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial
                                        and Accounting Officer