Form 10QSB
period 1999-06-30
SCHEID VINEYARDS INC
filed 1999-08-12
CIK 1039213

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

                  For the quarterly period ended June 30, 1999

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

There were 6,107,663 shares outstanding of registrant's Common Stock, par value $.001 per share, as of August 12, 1999, consisting of 2,733,563 shares of Class A Common Stock and 3,374,100 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one): Yes        No   X
                                                               -----     -----

-------------------------------------------------------------------------------

                             SCHEID VINEYARDS INC.
                               FORM 10-QSB INDEX

                                                                                       Page No.
                                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         a.       Consolidated Balance Sheets at June 30, 1999 and December 31,           3
                  1998

         b.       Consolidated Statements of Operations for the three and six             4
                  months ended June 30, 1999 and 1998

         c.       Consolidated Statements of Cash Flows for the six months ended          5
                  June 30, 1999 and 1998

         d.       Notes to Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                               13

Item 2.  Changes in Securities and Use of Proceeds                                       13

Item 3.  Defaults Upon Senior Securities                                                 13

Item 4.  Submission of Matters to a Vote of Security Holders                             13

Item 5.  Other Information                                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                14

Signatures                                                                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            1999            1998
                                                                                        ------------    ------------
                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .......................................................... $      1,933    $      5,031
   Accounts receivable, trade .........................................................            2             728
   Accounts receivable, other .........................................................           --             398
   Inventories ........................................................................        4,391             742
   Supplies, prepaid expenses and other current assets ................................          717             614
   Deferred income taxes ..............................................................          594              38
   Current portion of long-term receivable ............................................          501              --
                                                                                        ------------    ------------

          Total current assets ........................................................        8,138           7,551
PROPERTY, PLANT AND EQUIPMENT, NET ....................................................       42,399          32,937
LONG-TERM RECEIVABLE ..................................................................        4,509           5,572
OTHER ASSETS, NET .....................................................................          474             472
                                                                                        ------------    ------------
                                                                                        $     55,520    $     46,532
                                                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .................................................. $      3,586    $        275
   Accounts payable and accrued liabilities ...........................................        2,335             716
   Accrued interest payable ...........................................................          258             197
   Income taxes payable ...............................................................           --           2,480
                                                                                        ------------    ------------
          Total current liabilities ...................................................        6,179           3,668
LONG-TERM DEBT, NET OF CURRENT PORTION ................................................       19,489          11,562
DEFERRED INCOME TAXES .................................................................          867             867
                                                                                        ------------    ------------
          Total liabilities ...........................................................       26,535          16,097
                                                                                        ------------    ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding.....................................................           --              --
   Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized;
       2,733,563 and 2,872,950 shares outstanding at June 30, 1999 and December
       31, 1998, respectively
     Class B, $.001 par value; 10,000,000 shares authorized; 3,374,100 shares
       issued and outstanding at June 30, 1999 and December 31, 1998...................            7               7
   Additional paid-in capital .........................................................       21,868          21,868
   Retained earnings ..................................................................       10,102          10,936
   Less: treasury stock; 591,750 Class A shares at cost at
    June 30, 1999 and 452,050 at December 31, 1998.....................................       (2,992)         (2,376)
                                                                                        ------------    ------------
           Total stockholders' equity .................................................       28,985          30,435
                                                                                        ------------    ------------
                                                                                        $     55,520    $     46,532
                                                                                        ============    ============

           See accompanying Notes to Consolidated Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               ------------------            ----------------
                                                                    JUNE  30,                    JUNE  30,
                                                                    ---------                    ---------
                                                              1999            1998            1999          1998
                                                            -------         -------         -------       -------
REVENUES:
    Sales ..............................................    $    45         $   438         $   295       $   745
    Vineyard management, services and other fees .......        226             224             413           437
                                                            -------         -------         -------       -------
         Total revenues ................................        271             662             708         1,182
COST OF SALES ..........................................         22             212             180           343
                                                            -------         -------         -------       -------
GROSS PROFIT ...........................................        249             450             528           839
    General and administrative expenses ................        953             944           1,945         2,147
    Interest expense (income), net .....................        (19)            (17)            (27)          (32)
                                                            -------         -------         -------       -------
LOSS BEFORE INCOME TAX BENEFIT .........................       (685)           (477)         (1,390)       (1,276)
INCOME TAX BENEFIT .....................................        274             191             556           510
                                                            -------         -------         -------       -------
NET LOSS ...............................................       (411)        $  (286)        $  (834)      $  (766)
                                                            =======         =======         =======       =======
BASIC AND DILUTED NET LOSS PER SHARE ...................    $ (0.07)        $ (0.04)        $ (0.14)      $ (0.11)
                                                            =======         =======         =======       =======
WEIGHTED AVERAGE SHARES OUTSTANDING ....................      6,108           6,699           6,112         6,700
                                                            =======         =======         =======       =======

         See accompanying Notes to Consolidated Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                          ----------------
                                                                                              JUNE 30,
                                                                                              --------
                                                                                         1999          1998
                                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................  $   (834)     $   (766)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, amortization and abandonments ....................................       778           813
     Deferred compensation ..........................................................        --            44
     Noncash compensation ...........................................................        --            75
     Deferred income taxes ..........................................................      (556)          147
     Changes in operating assets and liabilities:
      Accounts receivable, trade ....................................................       726           162
      Accounts receivable, other ....................................................       398           412
      Inventories ...................................................................    (3,649)       (2,875)
      Supplies, prepaid expenses and other current assets ...........................      (103)          343
      Accounts payable and accrued liabilities ......................................     1,680            62
      Income taxes payable ..........................................................    (2,480)           --
                                                                                       --------      --------
         Net cash used in operating activities ......................................    (4,040)       (1,583)
                                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Long-term receivable ..............................................................       562           (97)
  Additions to property, plant and equipment ........................................   (10,240)       (5,423)
  Other assets ......................................................................        (2)         (109)
                                                                                       --------      --------
         Net cash used in investing activities ......................................    (9,680)       (5,629)
                                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt ........................................................    12,614         1,094
  Repayment of long-term debt                                                            (1,376)       (1,169)
  Purchase of treasury shares .......................................................      (616)         (344)
                                                                                       --------      --------
         Net cash provided by (used in) financing activities ........................    10,622          (419)
                                                                                       --------      --------
         Decrease in cash and cash equivalents ......................................    (3,098)       (7,631)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................     5,031        14,483
                                                                                       --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................  $  1,933      $  6,852
                                                                                       ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and its results of operations for the three and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year. The Company's consolidated balance sheet as of December 31, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

         In December 1998, the Company signed a long-term lease for approximately 750 acres of undeveloped land suitable for wine grape vineyards in Greenfield, a few miles from the Company's vineyard headquarters. The lease is for a term of up to 34 years. The planting of the entire 750-acre Mesa del Rio vineyard, including rootstock and irrigation and trellising systems, has been completed, with the first harvest expected in 2001.

         In October 1998, the Company instituted a stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on September 30, 1999. Through August 12, 1999, the Company had repurchased 387,050 shares under this program for approximately $1,747,000. In connection with the adoption of the stock repurchase program in October 1998, the Company terminated a prior stock repurchase program that authorized the purchase of up to 200,000 shares of Class A Common Stock. Under the prior repurchase program, the Company repurchased 102,600 shares of Class A Common Stock for an aggregate purchase price of $542,000 from July to October 1998. The Company also made other repurchases earlier in 1998 of 103,000 shares of Class A Common Stock at an aggregate purchase price of approximately $708,000.

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

         Unusually cool spring and summer weather in the coastal growing regions of California has had a negative effect on the potential yield of white grapes for the 1999 harvest, particularly Chardonnay, and the Company anticipates that these weather conditions will have a significant impact on the financial results of the Company for the year ended December 31, 1999. The Western Regional Climate Center registered the coldest average June temperatures ever recorded for the King City area, where a large portion of the Company's vineyards are located. Many other areas in the state also had the coolest June in many years. Recent industry surveys for the coastal regions estimate that the 1999 grape crop may be 20% to 25% below normal, and the Company's own internal crop projection supports this estimate. As a consequence, SVI management believes that 1999 revenues and earnings per share will be substantially lower than those expected by the investment community.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room.

         Sales (which is comprised of revenue from sales of wine grapes, bulk wine and wine and wine-related merchandise) decreased by 60% to $295,000 in the six months ended June 30, 1999 from $745,000 in the 1998 period, a decrease of $450,000. Sales for the six months ended June 30, 1999 is comprised of $215,000 in bulk wine sales and $80,000 from the sale of wine and wine-related merchandise. Sales for the six months ended June 30, 1998 is comprised of $669,000 in bulk wine sales and $76,000 from the sale of wine and wine-related merchandise.

         Revenue from vineyard management, services and other fees decreased by 5% to $413,000 for the six months ended June 30, 1999 from $437,000 in the 1998 period, a decrease of $24,000. The decrease was primarily due to the elimination of a 68-acre vineyard management contract.

         GROSS PROFIT. Gross profit for the six months ended June 30, 1999 was $528,000 compared to $839,000 for the six months ended June 30, 1998, a decrease of $311,000 or 37%. This decrease resulted primarily from the reductions in sales of bulk wine and the decrease in management fees from 1998 to 1999.

         Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 9% to $1,945,000 for the six months ended June 30, 1999 from $2,147,000 in the 1998 period, a decrease of $202,000. The decrease was due primarily to reductions in executive salaries, professional fees and vineyard write-downs.

         INTEREST EXPENSE (INCOME), NET. Net interest income was $27,000 for the six months ended June 30, 1999 and $32,000 in the 1998 period, a decrease of $5,000, and is comprised of the following:

                                          1999               1998
                                       ----------         ----------
Interest expense ....................  $  379,000         $  568,000
Less capitalized interest ...........    (373,000)          (277,000)
                                       ----------         ----------
Net interest expense ................       6,000            291,000
Interest income .....................     (33,000)          (323,000)
                                       ----------         ----------
Net interest expense (income) .......  $  (27,000)        $  (32,000)
                                       ==========         ==========


         Total interest expense decreased primarily as a result of lower interest rates in the 1999 period and lower average amounts outstanding under the Company's long-term revolving credit facilities. Capitalized interest increased in the 1999 period due to the increased expenditures for vineyard acreage being improved or developed. The decrease in interest income in 1999 was due to the decrease in cash holdings of the Company from 1998 to 1999, primarily as the result of the continued development of Company-owned vineyards, the repayment of amounts borrowed on long-term revolving credit facilities and the repurchase of the Company's Class A Common Stock.

         INCOME TAX BENEFIT. The income tax benefit increased to $556,000 for the six months ended June 30, 1999 from $510,000 in the 1998 period.

         NET LOSS. As a result of the above, the Company had a net loss for the six months ended June 30, 1999 of $834,000 as compared to $766,000 in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. The Company had working capital at June 30, 1999 of $1,959,000 as compared to $3,883,000 at December 31, 1998, a decrease of $1,924,000. The decrease in working capital was primarily due to increases in the current portion of long-term debt, primarily from borrowings on the Company's crop line of credit, as well as increases in accounts payable, primarily for crop costs. These decreases in working capital were partially offset by increases in crop inventories.

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

         The Company currently has credit lines that provide both short-term and long-term funds. The Company's "crop" line has maximum credit available of $10,500,000 and is intended to finance the Company's anticipated working capital needs. The crop line expires June 5, 2000, and is secured by crops and other assets of the Company. There was $2,080,000 outstanding under the crop line at June 30, 1999. The interest rate on this line is based on the bank's "reference" or "cost of funds" rate. At June 30, 1999, the interest rate on this line was 7.42%.

         SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $9,720,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At June 30, 1999, the outstanding amount owed by the Company under these facilities was $9,720,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At June 30, 1999, the weighted average per annum interest rate on these lines was 7.23%. These credit lines are secured by deeds of trust on underlying vineyard property.

         The Company also has other long-term notes payable which, as of June 30, 1999, totaled approximately $6,265,000. The interest rate on each of these notes is based on the bank's "reference" or "cost of funds" rate. At June 30, 1999, the weighted average per annum interest rate on these notes was 7.18%. These notes are secured by deeds of trust on underlying vineyard property.

         The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At June 30, 1999, the maximum available balance on this line of credit was $5,297,000 and the outstanding balance was $5,010,000. This line bears interest at the bank's reference rate (5.45% at June 30, 1999) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

         The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At June 30, 1999, the Company was in compliance with these covenants.

         Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 1999. At August 12, 1999, the Company had $8,420,000 in borrowing availability under its long-term revolving credit facilities and crop line of credit.

         Management expects that capital requirements will expand significantly to support expected future growth and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $16 million in capital investment through December 31, 2001, and continued improvements and redevelopments of existing vineyards are expected to require approximately $7 million. In addition, the Company expects to invest approximately $3 million in equipment purchases. Of these expected capital requirements, the Company has expended approximately $6.5 million for the development of new vineyards, $2.5 million for the continued improvement and redevelopment of existing vineyards, and $1 million for equipment purchases for the six months ended June 30, 1999. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

         Cash used in operating activities was $4,040,000 for the six months ended June 30, 1999, compared to $1,583,000 for the same period in 1998, an increase of $2,457,000. The increase was primarily due to the timing of the payment of 1998 income tax liabilities and increased crop inventories from December 31, 1998 to June 30, 1999. Costs incurred for the current years' harvest are included in inventories until the crop is harvested in the third and fourth quarters.

         Cash used in investing activities was $9,680,000 for the six months ended June 30, 1999, compared to $5,629,000 for the same period in 1998, an increase of $4,051,000. The increase was principally the result of expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company's existing vineyards.

         Cash provided by financing activities was $10,622,000 for the six months ended June 30, 1999, compared to cash used in financing activities of $419,000 for the same period in 1998. Net borrowings under the Company's long-term credit lines were $11,238,000 in 1999 as compared to net repayments in 1998 of $75,000. The borrowings in 1999 were used primarily for expenditures for the 1999 crop and to fund vineyard development, primarily on the Company's new 750-acre vineyard which the Company began developing in the fourth quarter of 1998. In addition, the Company repurchased shares of its Class A Common Stock in the amount of $616,000 during the six months ended June 30, 1999 as compared to $344,000 in the 1998 period.

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

         The Company is currently in the process of upgrading its accounting and financial software, and, in conjunction with the upgrade, any known Year 2000 issues will be corrected. This upgrade is anticipated to be completed in the third quarter of 1999. In the event that this upgrade is not completed by December 31, 1999, the most likely worst-case scenario would be that the majority of the Company's accounting functions would have to be performed manually.

         The Company is also evaluating its non-IT systems with respect to the Year 2000 issue. These non-IT systems include phones and security systems. The cost to the Company of addressing its own systems is not expected to be material.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1999 Annual Meeting of Stockholders on May 13, 1999. A total of 2,329,352 shares of Class A Common Stock and 3,065,034 shares of Class B Common Stock or 85.2% and 90.9%, of the stockholders of record as of April 1, 1999 respectively, were present or represented at the meeting.

         Each class of Common Stock votes separately in the election of directors, with the holders of Class A Common Stock currently being entitled to elect two directors and the holders of Class B Common Stock currently being entitled to elect three directors. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes on all other matters submitted to a vote of stockholders.

         The following persons were elected to the Board of Directors of the Company by the Class A stockholders, each of whom was an existing director at that time: John L. Crary and Robert P. Hartzell. The number of shares voting in favor of each nominee was 2,151,752 and the number of shares withholding votes was 177,600.

         The following persons were elected to the Board of Directors of the Company by the Class B stockholders, each of whom was an existing director at that time: Alfred G. Scheid, Scott D. Scheid and Heidi M. Scheid. The number of shares voting in favor of each nominee was 3,065,034 and the number of shares withholding votes was 0.

         No other persons were nominated for election to the Board of Directors.

ITEM 5.  OTHER INFORMATION

         FUTURE STOCKHOLDER PROPOSALS -

         Any stockholder proposal intended to be presented at the 2000 Annual Meeting of Stockholders in accordance with the procedures set forth in Rule 14a-8 of the Securities and Exchange Commission must be submitted sufficiently far in advance so that it is received by the Company not later than December 14, 1999. In the event that any stockholder proposal is presented at the 2000 Annual Meeting of Stockholders other than in accordance with the procedures set forth in Rule 14a-8, proxies solicited by the Company for such meeting will confer upon the proxy holders discretionary authority to vote on any matter so presented of which the Company does not have notice prior to February 27, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herewith:

                  10.1 First Amendment to Lease as of March 31, 1998, by and between Sam Avila and Margaret J. Avila, as Trustees Under Declaration of Trust dated August 16, 1989; Margaret J. Avila and Valarie Bassetti (also known as Valerie Bassetti), as Successor Co-Trustees of the Testamentary Trust of Joseph Laberere, Deceased; and Sam Avila (also known as Samuel R. Avila, Jr.) and Margaret J. Avila, husband and wife, (all of the above persons and entities are collectively called "Lessor"); and Scheid Vineyards California Inc. (formerly known as Scheid Vineyards and Management Co.), a California corporation ("Lessee").

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


Date: August 12, 1999        SCHEID VINEYARDS INC.
                             /s/ Heidi M. Scheid
                             ---------------------

                             Heidi M. Scheid
                             Vice President Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial
                                       and Accounting Officer