Form 10QSB
period 1999-09-30
SCHEID VINEYARDS INC
filed 1999-11-12
CIK 1039213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-22857

                              SCHEID VINEYARDS INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                            77-0461833
(State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

        13470 Washington Blvd.
      Marina del Rey, California                          90292
(Address of principal executive offices)                (ZipCode)

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

There were 5,740,350 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 10, 1999, consisting of 2,366,250 shares of Class A Common Stock and 3,374,100 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes        No   X
                                                                 -----     -----

--------------------------------------------------------------------------------

                              SCHEID VINEYARDS INC.
                                FORM 10-QSB INDEX

                                                                                                             Page No.
                                                                                                             --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

                a.         Consolidated Balance Sheets at September 30, 1999 and
                           December 31, 1998                                                                    3

                b.         Consolidated Statements of Operations for the three and nine months ended
                           September 30, 1999 and 1998                                                          4

                c.         Consolidated Statements of Cash Flows for the nine months ended September
                           30, 1999 and 1998                                                                    5

                d.         Notes to Consolidated Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                              7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                      13

Item 2.  Changes in Securities and Use of Proceeds                                                              13

Item 3.  Defaults Upon Senior Securities                                                                        13

Item 4.  Submission of Matters to a Vote of Security Holders                                                    13

Item 5.  Other Information                                                                                      13

Item 6.  Exhibits and Reports on Form 8-K                                                                       14

Signatures                                                                                                      14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         1999               1998
                                                                                     -------------     --------------
                                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...................................................     $      397        $     5,031
   Accounts receivable, trade ..................................................            617                728
   Accounts receivable, other ..................................................              -                398
   Inventories .................................................................          6,069                742
   Supplies, prepaid expenses and other current assets .........................            375                614
   Deferred income taxes .......................................................            792                 38
   Current portion of long-term receivable .....................................            501                  -
                                                                                     -------------     --------------
        Total current assets ...................................................          8,751              7,551
PROPERTY, PLANT AND EQUIPMENT, NET .............................................         44,339             32,937
LONG-TERM RECEIVABLE ...........................................................          4,614              5,572
OTHER ASSETS, NET ..............................................................            578                472
                                                                                     -------------     --------------
                                                                                     $   58,282        $    46,532
                                                                                     =============     ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ...........................................     $    1,506        $       275
   Accounts payable and accrued liabilities ....................................          1,980                716
   Accrued interest payable ....................................................            453                197
   Income taxes payable ........................................................              -              2,480
                                                                                     -------------     --------------
        Total current liabilities ..............................................          3,939              3,668
LONG-TERM DEBT, NET OF CURRENT PORTION .........................................         26,434             11,562
DEFERRED INCOME TAXES ..........................................................            867                867
                                                                                     -------------     --------------
        Total liabilities ......................................................         31,240             16,097
                                                                                     -------------     --------------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding .............................................              -                  -
    Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized;
       2,371,250 and 2,872,950 shares outstanding at September 30, 1999 and
       December 31, 1998, respectively
     Class B, $.001 par value; 10,000,000 shares authorized; 3,374,100 shares
       issued and outstanding at September 30, 1999 and December 31, 1998 ......              7                  7
    Additional paid-in capital .................................................         21,868             21,868
    Retained earnings ..........................................................          9,804             10,936
    Less: treasury stock; 953,750 Class A shares at cost at
     September 30, 1999 and 452,050 at December 31, 1998 .......................         (4,637)            (2,376)
                                                                                     -------------     --------------

       Total stockholders' equity ..............................................         27,042             30,435
                                                                                     -------------     --------------
                                                                                     $   58,282        $    46,532
                                                                                     =============     ==============

           See accompanying Notes to Consolidated Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER  30,                     SEPTEMBER  30,
                                                               1999             1998              1999              1998
                                                            --------         ---------         ---------         ---------
REVENUES:
   Sales ..............................................     $    709         $   1,009         $   1,004         $   1,754
   Vineyard management, services and other fees .......          219               259               632               696
                                                            --------         ---------         ---------         ---------
         Total revenues ...............................          928             1,268             1,636             2,450
COST OF SALES .........................................          482               469               662               812
                                                            --------         ---------         ---------         ---------
GROSS PROFIT ..........................................          446               799               974             1,638
   General and administrative expenses ................          897               891             2,842             3,038
   Deferred compensation provision ....................            -              (706)                -              (706)
   Interest expense (income), net .....................           45                29                18                (3)
                                                            --------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) ...         (496)              585            (1,886)             (691)
INCOME TAX PROVISION (BENEFIT) ........................         (198)              234              (754)             (276)
                                                            --------         ---------         ---------         ---------
NET INCOME (LOSS) .....................................     $   (298)        $     351         $  (1,132)        $    (415)
                                                            ========         =========         =========         =========
BASIC AND DILUTED NET INCOME (LOSS)
   PER SHARE  .........................................     $  (0.05)        $    0.05         $   (0.19)        $   (0.06)
                                                            ========         =========         =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING ...................        6,038             6,564             6,087             6,654
                                                            ========         =========         =========         =========

          See accompanying Notes to Consolidated Financial Statements

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                             -----------------
                                                                                               SEPTEMBER 30,
                                                                                               -------------
                                                                                          1999               1998
                                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .........................................................................   $ (1,132)          $   (415)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, amortization and abandonments ....................................      1,200              1,141
     Deferred compensation ..........................................................          -               (662)
     Noncash compensation ...........................................................          -                 75
     Deferred income taxes ..........................................................       (754)               147
     Changes in operating assets and liabilities:
       Accounts receivable, trade ...................................................        111               (613)
       Accounts receivable, other ...................................................        398                412
       Inventories ..................................................................     (5,327)            (4,915)
       Supplies, prepaid expenses and other current assets ..........................        239                344
       Accounts payable and accrued liabilities .....................................      1,520                599
       Income taxes payable .........................................................     (2,480)                 -
                                                                                        --------           --------
          Net cash used in operating activities .....................................     (6,225)            (3,887)
                                                                                        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Long-term receivable .............................................................        457               (812)
   Additions to property, plant and equipment .......................................    (12,602)            (6,486)
   Proceeds from sale of property, plant and equipment ..............................          -                201
   Other assets .....................................................................       (106)              (229)
                                                                                        --------           --------
          Net cash used in investing activities .....................................    (12,251)            (7,326)
                                                                                        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt .......................................................     17,969              3,558
   Repayment of long-term debt ......................................................     (1,866)            (4,967)
   Purchase of treasury shares ......................................................     (2,261)            (1,192)
                                                                                        --------           --------
          Net cash provided by (used in) financing activities .......................     13,842             (2,601)
                                                                                        --------           --------
          Decrease in cash and cash equivalents .....................................     (4,634)           (13,814)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................      5,031             14,483
                                                                                        --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................   $    397           $    669
                                                                                        ========           ========

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and its results of operations for the three and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year. The Company's consolidated balance sheet as of December 31, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

         On September 9, 1999, the Company instituted a stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on December 31, 2000, and replaces a previously existing repurchase program that was to expire on September 30, 1999. Through November 10, 1999, the Company had repurchased 367,000 shares under this program for approximately $1,671,000. Under previous stock repurchase programs and other repurchases, the Company had previously repurchased 592,650 shares for an aggregate purchase price of approximately $3,000,000.

         On September 7, 1999, the Company entered into a new long-term crop line of credit agreement with its principal bank. The new crop line expires on June 5, 2001, provides for maximum borrowings totaling $12,000,000, and replaces the Company's previous crop line of credit.

         In December 1998, the Company signed a long-term lease for approximately 750 acres of undeveloped land suitable for wine grape vineyards in Greenfield, a few miles from the Company's vineyard headquarters. The lease is for a term of up to 34 years. The planting of the entire 750-acre vineyard, named Mesa del Rio Vineyard, including rootstock and irrigation and trellising systems, has been completed, with the first harvest expected in 2001.

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

         The wine grape business is extremely seasonal. Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized when revenues from grape sales are recognized. In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year. From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sale in years subsequent to the harvest year, which may impact quarterly results. These are significant factors in comparing quarterly operating results between fiscal years.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room.

         Sales (which is comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) decreased by 43% to $1,004,000 in the nine months ended September 30, 1999 from $1,754,000 in the 1998 period, a decrease of $750,000. Sales for the nine months ended September 30, 1999 is comprised of $617,000 in grape sales, $215,000 in bulk wine sales and $172,000 from the sale of wine and wine-related merchandise. Sales for the nine months ended September 30, 1998 is comprised of $635,000 in grape sales, $982,000 in bulk wine sales and $137,000 from the sale of wine and wine-related merchandise.

         Unusually cool spring and summer weather in the coastal growing regions of California has had a negative impact on the yield of grapes for the 1999 harvest. Unfavorable weather conditions persisted throughout much of the growing season, with no sustained warming until early October. Consequently, the "sizing up" of grapes which is promoted by warm weather in the summer months did not occur and the wine grape harvest was delayed three to four weeks in the coastal regions of California. Due to this delay, crop sale revenues for 1999 will be almost entirely recognized in the fourth quarter. Through September 30, 1999, approximately 7% of the Company's producing acreage had been harvested. This is comparable to the 1998 harvest, which was also delayed due to cool weather conditions. See "-Anticipated Results For Fiscal Year Ending December 31, 1999".

         Revenue from vineyard management, services and other fees decreased by 9% to $632,000 for the nine months ended September 30, 1999 from $696,000 in the 1998 period, a decrease of $64,000. The decrease was primarily due to the elimination of a 68-acre vineyard management contract.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 1999 was $974,000 compared to $1,638,000 for the nine months ended September 30, 1998, a decrease of $664,000 or 41%. This decrease resulted primarily from reductions in crop yields, reductions in sales of bulk wine, and a decrease in management fees from 1998 to 1999.

         Primarily as a result of lower yields per acre in 1999 than in 1998, gross margin on grape sales decreased to 28% in the 1999 third quarter as compared to 51% in the 1998 period.

         Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 6% to $2,842,000 for the nine months ended September 30, 1999 from $3,038,000 in the 1998 period, a decrease of $196,000. The decrease was due primarily to reductions in executive salaries and professional fees.

         DEFERRED COMPENSATION PROVISION. During the nine months ended September 30, 1998, the Company reversed an accrual of deferred compensation in the amount of $706,000. The deferred compensation liability was due to an arrangement whereby the Company would make annual payments to a certain employee commencing upon his retirement. The employee passed away in August 1998 negating the need for the provision.

         INTEREST EXPENSE (INCOME), NET. Net interest expense was $18,000 for the nine months ended September 30, 1999 and net interest income was $3,000 in the 1998 period, an increase of $21,000, and is comprised of the following:

                                            1999                1998
                                            ----                -----

Interest expense ....................  $ 742,000           $ 797,000
Less capitalized interest ...........   (691,000)           (446,000)
                                       ----------          ----------
Net interest expense ................     51,000             351,000
Interest income .....................    (33,000)           (354,000)
                                       ----------          ----------
Net interest expense (income) .......  $  18,000           $  (3,000)
                                       ----------          ----------
                                       ----------          ----------


         Total interest expense decreased primarily as a result of lower interest rates in the 1999 period and lower average amounts outstanding under the Company's long-term revolving credit facilities. Capitalized interest increased in the 1999 period due to the increased expenditures for vineyard acreage being improved or developed. The decrease in interest income in 1999 was due to the decrease in cash holdings of the Company from 1998 to 1999, primarily as the result of the continued development of Company-owned vineyards, the repayment of amounts borrowed on long-term revolving credit facilities and the repurchase of shares of the Company's Class A Common Stock.

         INCOME TAX BENEFIT. The income tax benefit increased to $754,000 for the nine months ended September 30, 1999 from $276,000 in the 1998 period.

         NET LOSS. As a result of the above, the Company had a net loss for the nine months ended September 30, 1999 of $1,132,000 as compared to $415,000 in the 1998 period.


ANTICIPATED RESULTS FOR FISCAL YEAR ENDING DECEMBER 31, 1999

         At November 10, 1999 approximately 80% of the Company's vineyard acres had been harvested. The yield results for Chardonnay were approximately 50% to 60% below the Company's expectations in a "normal" crop year, making it the lowest average per acre yield on mature vineyards that the Company has ever experienced. Other white varieties were similarly affected. The
Company is currently continuing the harvest of red grapes and anticipates the conclusion of harvest will not occur until the end of November. Thus, it is difficult to predict the final harvest results at this time and financial results for 1999 will not be known until year-end. Based on the harvest results thus far, however, the Company's preliminary analysis indicates that earnings will be very near breakeven for the year. Low yields coupled with above-average harvest and cultural expenses necessitated by the poor weather are the reasons for substantially decreased revenues and earnings per share. See "--Special Note Regarding Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

         SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. The Company had working capital at September 30, 1999 of $4,812,000 as compared to $3,883,000 at December 31, 1998, an increase of $929,000. The increase in working capital was primarily due to borrowings on long-term credit facilities to fund current year crop costs, the majority of which are included as inventories at September 30, 1999.

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

         The Company currently has credit lines that provide both short-term and long-term funds. The Company's "crop" line has maximum credit available of $12,000,000 and is intended to finance the Company's anticipated working capital needs. The crop line expires June 5, 2001, and is secured by crops and other assets of the Company. There was $7,330,000 outstanding under the crop line at September 30, 1999. The interest rate on this line is based on the bank's "reference" or "cost of funds" rate. At September 30, 1999, the weighted average interest rate on borrowings under this line of credit was 7.29%.

         SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $9,505,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At September 30, 1999, the outstanding amount owed by the Company under these facilities was $9,505,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At September 30, 1999, the weighted average per annum interest rate on these lines was 7.31%. These credit lines are secured by deeds of trust on underlying vineyard property.

         The Company also has other long-term notes payable which, as of September 30, 1999, totaled approximately $5,990,000. The interest rate on each of these notes is based on the bank's "reference" or "cost of funds" rate. At September 30, 1999, the weighted average per annum interest rate on these notes was 7.26%. These notes are secured by deeds of trust on underlying vineyard property.

         The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which are being used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At September 30, 1999, the maximum available balance on this line of credit was $5,297,000 and the outstanding balance was $5,115,000. This line bears interest at the bank's reference rate (5.88% at September 30, 1999) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

         The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At September 30, 1999, the Company was in compliance with these covenants.

         Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the next twelve months. At November 10, 1999, the Company had $3,170,000 in borrowing availability under its long-term revolving credit facilities and crop line of credit.

         Management expects that capital requirements will expand significantly to support expected future growth and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $16 million in capital investment through December 31, 2001, and continued improvements and redevelopments of existing vineyards are expected to require approximately $7 million. In addition, the Company expects to invest approximately $3 million in equipment purchases. Of these expected capital requirements, the Company has expended approximately $8.5 million for the development of new vineyards, $2.9 million for the continued improvement and redevelopment of existing vineyards, and $1.6 million for equipment purchases for the nine months ended September 30, 1999. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

         Cash used in operating activities was $6,225,000 for the nine months ended September 30, 1999, compared to $3,887,000 for the same period in 1998, an increase of $2,338,000. The increase was primarily due to the increase in the net loss and the timing of the payment of 1998 income tax liabilities.

         Cash used in investing activities was $12,251,000 for the nine months ended September 30, 1999, compared to $7,326,000 for the same period in 1998, an increase of $4,925,000. The increase was principally the result of expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company's existing vineyards.

         Cash provided by financing activities was $13,842,000 for the nine months ended September 30, 1999, compared to cash used in financing activities of $2,601,000 for the same period in 1998. Net borrowings under the Company's long-term credit lines were $16,103,000 in 1999 as compared to net repayments in 1998 of $1,409,000. The borrowings in 1999 were used primarily for expenditures for the 1999 crop and to fund vineyard development, primarily on the Company's new 750-acre vineyard which the Company began developing in the fourth quarter of 1998. In addition, the Company repurchased shares of its Class A Common Stock in the amount of $2,261,000 during the nine months ended September 30, 1999 as compared to $1,192,000 in the 1998 period.

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

         The Company has completed the upgrading of its accounting and financial software, and, in conjunction with the upgrade, the Company believes that any known Year 2000 issues have been corrected.

         In addition, there are also risks associated with key suppliers, including utility companies and financial institutions, and customers over which the Company has little or no control. The Company has made inquiries of certain of its principal suppliers and customers with respect to their Year 2000 readiness and its potential effects on the Company.

         Although no assurances can be given, the Company currently believes that through its upgrade of its accounting and financial systems and its evaluation of non-IT systems (including telephones and security systems), as well as ongoing correspondence with suppliers and customers, the Year 2000 issue will not materially impair the Company's ability to conduct business. In addition, in addressing the Year 2000 issue, the Company has thus far not expended a material amount, and does not anticipate future expenditures regarding this issue to be material. To the extent the Company is not able to address any of its Year 2000 issues, the Company believes that it could revert to manual processes previously employed with minimal costs.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions (ii) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs, (iii) consumer demand and preferences for the wine grape varieties produced by the Company, (iv) general health and social concerns regarding consumption of wine and spirits, (v) the size and growth rate of the California wine industry, (vi) seasonality of the wine grape producing business, (vii) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,
(viii) competition from other producers and wineries, (ix) proposed expansion of the Company's wine business, (x) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs, (xi) the Company's dependence on a small number of clients for the purchase of a substantial portion of the Company's grape production, (xii) the availability of financing on terms acceptable to the Company, and (xiii) the Company's labor relations. These and other factors, risks and uncertainties are discussed in greater detail under the caption "Business - Cautionary Information Regarding Forward Looking Statements" in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 22, 1999. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herewith:

                  10.1 Credit Agreement (Crop Line of Credit) dated September 7, 1999, by and between Sanwa Bank California and Scheid Vineyards Inc. and Scheid Vineyards California Inc.

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

Date: November 10, 1999      SCHEID VINEYARDS INC.
                             /s/ Heidi M. Scheid
                             ----------------------------
                             Heidi M. Scheid
                             Vice President Finance and Chief Financial Officer
                             (Duly Authorized Officer and Principal Financial
                                            and Accounting Officer)