Form 10KSB
period 1999-12-31
SCHEID VINEYARDS INC
filed 2000-03-13
CIK 1039213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22857

                            ------------------------

                             SCHEID VINEYARDS INC.

                 (Name of small business issuer in its charter)

               DELAWARE                                       77-0461833
    (State or other jurisiction of             (I.R.S. Employer Identification Number)
    incorporation or organization)

        13470 WASHINGTON BLVD.                                  90292
       MARIA DEL REY, CALIFORNIA                              (Zip Code)
    (Address of principal executive
               offices)

                                 (310) 301-1555
                          (Issuer's telephone number)

                            ------------------------

    Securities registered under Section 12(b) of the Exchange Act:  None

    Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, $.001 Par Value

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for its most recent fiscal year:    $12,844,000

    Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market National Market System on March 8, 2000: $10,108,000. The voting stock held by non-affiliates on that date consisted of 2,310,463 shares of Class A Common Stock.

    Number of shares outstanding of each of the issuer's classes of common stock at March 8, 2000:

                    Class A  2,310,463    Class B  3,374,100

    Portions of the registrant's Proxy Statement for its May 18, 2000 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.

    Transitional Small Business Disclosure Format (check one)  Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FORM 10-KSB INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
Note Concerning Forward-Looking Statements............................      3

                                     PART I

Item 1.   Description of Business.....................................      3

Item 2.   Description of Properties...................................     19

Item 3.   Legal Proceedings...........................................     20

Item 4.   Submission of Matters to a Vote of Security Holders.........     20

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....     20

Item 6.   Management's Discussion and Analysis or Plan of Operation...     21

Item 7.   Financial Statements........................................     26

Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................     26

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act.........................................................     26

Item 10.  Executive Compensation......................................     26

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     26

Item 12.  Certain Relationships and Related Transactions..............     26

Item 13.  Exhibits and Reports on Form 8-K............................     27

Signatures............................................................     32

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

    This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of the Company. These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Business--Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

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

    The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon and Sauvignon Blanc. The Company believes that its customers contract with SVI to assure a consistent, reliable source of high-quality premium grapes for their wines. The Company's two largest winery customers are Canandaigua Brands, Inc. ("Canandaigua") and United Distillers and Vintners North America, a subsidiary of Diageo plc ("UDV"), the second and eighth largest U.S. wineries in terms of 1999 case shipments, respectively. These customers' labels include GLEN ELLEN, BEAULIEU VINEYARD, BV COASTAL, BLOSSOM HILL, PAUL MASSON, ALMADEN, DEER VALLEY, DUNNEWOOD, and MYSTIC CLIFFS. Grape purchase contracts with UDV cover 57% of the Company's acreage and accounted for approximately 76% and 74% of the Company's 1999 and 1998 total revenues, respectively.

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

    The Company believes that selling its production through long-term contracts allows it to attain reliable sources of revenues and profits not available through sales on the yearly spot market or short-term contracts with wineries. This, in turn, has allowed the Company to implement long-term programs to redevelop and upgrade its older vineyards and develop new vineyard properties. The Company's ongoing redevelopment and improvement program began in 1993 with the aim of changing low priced, low demand varieties such as Chenin Blanc and French Colombard to higher priced, high demand varieties such as Chardonnay, Cabernet Sauvignon and Merlot. In addition, the Company sought to increase the quality of its wine grapes through innovative farming techniques. Because it takes from five to six years for a vineyard to reach full production, the Company anticipates increases in average yields until its redeveloped and newly developed vineyards reach full maturity, subject to weather conditions and other agricultural risks. See "--Cautionary Information Regarding Forward-Looking Statements--Agricultural Risks".

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

RECENT DEVELOPMENTS

    Due to a prolonged cold spell in the coastal growing regions of California, the harvest of 1999 was substantially below historical average levels. The weather conditions throughout most of the summer of 1999 were not favorable and there was no sustained warming until early October. Consequently, the "sizing up" of grapes which is promoted by warm weather in the summer months did not occur and the wine grape harvest was delayed three to four weeks throughout the coastal regions. As a result, Company revenues decreased 27% to $12.8 million from $17.5 million in 1998. Net income decreased to $636,000, or $0.11 per share, for 1999 compared to net income of $3.6 million, or $0.55 per share, for 1998. Overall, tons harvested for the Company's own account decreased by about 30%, with approximately 7,700 tons harvested in 1999 compared to 10,900 tons in 1998. Chardonnay was the variety most impacted by the cool weather patterns of 1999, experiencing an average decrease in yield of about 48% from 1998 and about a 60% decrease from what the Company would consider an average year. Since about 37% of the Company's producing acreage in 1999 was planted to Chardonnay, the decrease in Chardonnay yields had a dramatic impact on operating results.

    Based on the Preliminary Grape Crush Report published by the California Department of Food and Agriculture covering the 1999 harvest (from which the Company's 2000 grape prices are primarily determined), the Company anticipates that wine grape prices for the varieties it produces will be moderately increased from prices received for the same varieties in 1999.

    On September 9, 1999, the Company instituted a stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on December 31, 2000, and replaces a previously existing repurchase program that was to expire on September 30, 1999. Through December 31, 1999, the Company had repurchased 423,100 shares under this program for approximately $1,897,000. Under previous stock repurchase programs and other repurchases, the Company had previously repurchased 592,650 shares for an aggregate purchase price of approximately $2,997,000. The repurchase plans were initiated due to management's belief that the Company's stock was undervalued in the market place. The Company continues to explore a variety of alternatives to enhance shareholder value.

    On September 7, 1999, the Company entered into a new long-term crop line of credit agreement with its principal bank. The new crop line expires on June 5, 2001, provides for maximum borrowings totaling $12,000,000, and replaces the Company's previous crop line of credit.

    In December 1998, the Company signed a long-term lease for approximately 750 acres of undeveloped land suitable for wine grape vineyards in Greenfield, a few miles from the Company's vineyard headquarters. The lease is for a term of up to 34 years. The planting of the entire 720--net vine acre vineyard, named Mesa del Rio Vineyard, including rootstock and irrigation and trellising systems, has been completed, with the first harvest expected in 2001.

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

    MAXIMIZE REVENUES AND PROFITABILITY PER ACRE. The Company invests in new equipment and the development of new and improved viticultural practices in order to increase the productivity and efficiency of its vineyards. These practices include methods of interplanting grape vines to increase vine density, new trellising systems designed to support more grape production while maintaining quality, and other state-of-the-art vineyard practices that facilitate increased production and mechanization. Because increased yields per acre do not significantly increase fixed or variable costs of operating vineyards, productivity improvements contribute substantially to gross profits. Due to its continuing redevelopment and improvement program on approximately 2,500 acres since 1993, the Company believes that much of its acreage is now capable of producing significantly more higher value and better quality grapes. See "--The Company's Grape Production Operations--Viticultural Practices".

    ACQUIRE HIGH QUALITY VINEYARD PROPERTIES. The Company has developed a disciplined property acquisition strategy in order to increase its productive capacity and leverage its available management and equipment resources. Due to the significant capital required to own, improve and operate vineyards, SVI believes that there may be opportunities to purchase or lease undeveloped land suitable for wine grape vineyards and acquire existing vineyards. The Company plans to capitalize on the experience and reputation of its senior management to pursue this strategy primarily in Monterey County. The Company's criteria for land and vineyard acquisitions emphasize value concepts intended to maintain long-term rates of return within certain ranges, although no assurances can be given regarding the profitability of any vineyard development or acquisition. As a result, the Company continually evaluates growth opportunities, but it only pursues those selected transactions that satisfy the Company's investment criteria. See "--New Vineyards and Redevelopment of Existing Vineyards".

    While the Company's long-term strategic objectives remain intact, poor crops in 1998 and 1999 have limited the Company's cash flows and thus the ability of the Company to expand through vineyard acquisitions.

CALIFORNIA WINE AND GRAPE INDUSTRY

    The market for California premium varietal table wines has grown significantly over the last 20 years. Since 1980, California premium wine revenues have increased at an average 17% compound annual rate to approximately $4.4 billion, or approximately 83% of total California table wine revenues of approximately $5.3 billion in 1999, according to Gomberg, Fredrikson & Associates. This growth in California premium wine revenue reflects, among other things, an increase in U.S. per capita spending on premium California table wines from $1.82 in 1980 to $32.62 in 1999, and an increase in U.S. per capita consumption of premium California table wines during the same time period, from
0.07 gallons in 1980 to 0.73 gallons in 1999. In addition, exports of California wine have grown significantly, increasing over 200% in the last 10 years, from 16 million gallons in 1989 to 50 million gallons in 1999.

THE COMPANY'S GRAPE PRODUCTION OPERATIONS

    VINEYARD OPERATIONS

    SVI currently owns or manages approximately 6,000 acres of wine grape vineyards in Monterey and San Benito Counties. These properties consist of approximately 4,400 acres in Monterey County operated for the Company's own account and approximately 1,600 acres operated under management contracts for others. Of the Company's approximately 4,050 net vine acres of wine grapes, approximately 2,290 net vine acres, or 57%, have been contracted for sale to UDV under long-term grape purchase contracts, approximately 560 net vine acres have been contracted for sale to other winery clients, approximately 220 net vine acres represent newly redeveloped acreage planted by the Company in 1997 and 1998 which is not subject to grape purchase contracts, and approximately 980 acres are newly leased land for which development began in 1997, 1998 and 1999. See "--New Vineyards and Redevelopment of Existing Vineyards".

    GRAPE PRODUCTION

    SVI's acreage of higher value varieties (E.G., Chardonnay, Cabernet Sauvignon, Merlot, Sauvignon Blanc and Pinot Noir) has increased in recent years due to changes in product mix through grafting and replanting of the Company's original vineyards, the acquisition of a vineyard, and the development of new vineyards. In addition, yield potential has been increased through interplanting which increases vine density and improvements in wine grape production technology and know-how. See "--Viticultural Practices." In 1993, the Company began a major improvement and refurbishment program and took many acres out of production temporarily in order to graft the original vines or replant new rootstock. This planned decline in grape production caused grape sales revenues for 1993 and 1994 to be lower than they otherwise would have been and resulted in a significant decline in tonnage produced through 1996. In 1996, as replanted acreage started to mature, production of high value premium varieties increased. In addition, the Company acquired a 370-acre vineyard in June 1997 and developed into new vineyards approximately 54 acres in 1996, 316 acres in 1997, 322 acres in 1998 and 720 acres in 1999.

    The Company believes that its potential production of high value wine grapes in these vineyards will increase for the next few years as replanted, interplanted and newly planted vines continue to mature. However, while potential production may increase, actual grape production varies according to the variety of grape produced, vine density, the quality and type of soil, water conditions, weather and other factors, and no assurances can be given that such production increases will occur with any predictability or at all. The following table shows SVI's net vine acres by variety from 1995 to 2000, total tons produced from 1995 to 1999, and tons produced by variety for 1999:

                 NET VINE ACRES OWNED BY SVI AND TONS PRODUCED

                                                                  NET VINE ACRES                              TONS
                                          ---------------------------------------------------------------   --------
VARIETY                                     1995       1996       1997       1998       1999       2000       1999
-------                                   --------   --------   --------   --------   --------   --------   --------
Chardonnay..............................     656         756        901        881     1,002      1,078      2,114
Merlot..................................     307         454        506        555       555        556      2,404
Cabernet Sauvignon......................     286         274        296        297       441        738      1,536
Sauvignon Blanc.........................     133         133        133        122       238        241        526
Pinot Noir..............................      --          --        102        104       133        151        294
Gewurztraminer..........................     103         103        103         82        82         82        127
White Riesling..........................     103          83         87         87        58         58        217
Zinfandel...............................     107          83         83         83        86         86        231
Syrah...................................      --          --         --         26        64         62        184
Petite Sirah............................      --          --         --         --        --         31         --
Napa Gamay..............................      39          39         39         20        20         20         47
Grenache(1).............................      28          28         28         28         2          2          5
Souzao..................................      --          --         10         11        11         11          8
Semillon................................      --          --         26         --         3          3         --
Chenin Blanc............................     228         187         84         84        --         --         --
Others..................................      13          --         --         --        30         26         --
Replants/Grafts(2)......................     313         164        255        328       295        185         --
New Acreage(3)..........................      --          54        374        632     1,030        720         --
                                           -----      ------     ------     ------     -----      -----
  Total Net Vine Acres..................   2,316       2,358      3,027      3,340     4,050      4,050
                                           =====      ======     ======     ======     =====      =====      -----
  Total Tons Produced...................   8,390      11,241     15,610     10,932        --                 7,693
                                           =====      ======     ======     ======                           =====

------------------------

(1) Included 28 acres leased to Joseph Phelps Vineyards through December 31, 1998 and operated by the Company for the account of Joseph Phelps Vineyards.

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

    GRAPE SALES

    PRIMARY CUSTOMERS. The wine grape tonnage harvested from the Company's approximately 2,725 net vine acres in production in 1999 (I.E., excluding vineyards under development or redevelopment) is largely subject to grape purchase contracts with a small number of well-known wine producing companies. The largest set of these contracts, representing approximately 80% of the Company's 1999 grape sales revenues and 76% of the Company's 1999 total revenues, is with UDV. UDV is a unit of Diageo plc, one of the world's largest wine and spirits sales companies, which is headquartered in the United Kingdom. In 1999, UDV was California's eighth largest wine producing company with sales of approximately 5.8 million cases of wine. The Company's contractual relationship with UDV's predecessor began in 1972 and has been continuous since that time. The Company believes that it is currently the largest supplier of wine grapes to UDV. The Company has sales contracts for substantially all of the balance of its wine grape production with other wine producers, including Canandaigua, Beringer Wine Estates, Chalone Wine Group and The Hess Collection Winery. The Company also manages, as a contract vineyard operator, an aggregate of approximately 1,533 acres of wine grapes for UDV and Canandaigua, representing 96% of the total acres managed by the Company in 1999. See "--Vineyard Management Contracts."

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

    The terms of the Company's long-term grape purchase contracts extend to between 2001 and 2014. Contracts covering most of SVI's acreage extend to 2006 and have "evergreen" renewal provisions whereby the contracts continue until either party gives a two or three years' prior written notice of termination. The Company believes that these evergreen provisions allow it time either to renegotiate the contract with its contracting customer or to find a new customer for the grape production before the contract terminates. See "--Cautionary Information Regarding Forward-Looking Statements--Dependence on Major Customers; Renewal of Grape Purchase Agreements."

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

    SVI's contract grape prices are established each year by formulas which are different for each of its customers. However, substantially all of its contracts utilize a formula which is used to calculate a price for each wine grape variety based on the previous year's prices in several specified CDFA reporting districts. For example, grapes from the Company's 2000 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 1999 harvest reported in the Final Grape Crush Report published March 10, 2000. This enables both the Company and its customers to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year's harvest. These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices. The Company's grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino County grapes, which tend to be higher than prices for the same varieties produced in Monterey County. Some recent agreements use pricing formulas that are based more heavily on Monterey County data, which may also be the case for the renewal or replacement of the UDV and Canandaigua agreements and additional agreements covering new or replanted vineyards. The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of grapes for the primary varieties it has produced since 1995 based on the pricing formulas of its various tonnage-based grape purchase contracts.

               WEIGHTED AVERAGE PRICES PER TON RECEIVED BY SVI(1)

VARIETY                                         1995       1996       1997       1998       1999     2000(2)
-------                                       --------   --------   --------   --------   --------   --------
Chardonnay..................................   $1,060     $1,188     $1,444     $1,577     $1,577     $1,649
Cabernet Sauvignon..........................    1,097      1,193      1,425      1,571      1,658      1,764
Pinot Noir..................................       --         --      1,371      1,555      1,727      1,817
Merlot......................................    1,098      1,184      1,432      1,532      1,533      1,545
Zinfandel...................................      623        790        971      1,096      1,217      1,346
Sauvignon Blanc.............................      682        742        902      1,027      1,084      1,124
Gewurztraminer..............................      589        663        825        908        959        989
Napa Gamay..................................      555        603        717        885        858        980
White Riesling..............................      514        624        803        832        847        852

------------------------

(1) Prices for premium varieties have increased in recent years largely as a result of supply and demand conditions. Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will continue to increase or will match or exceed historical prices.

(2) Based upon existing contracts, Company production estimates, and the 1999 Preliminary Grape Crush Report released February 10, 2000. Although historically there have not been significant differences in the pricing data reported in the Preliminary and the Final Grape Crush Reports, it is possible that there may be some adjustments to the Company's expected 2000 grape prices when the Final Grape Crush Report is published on March 10, 2000.

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

    VINEYARD PRODUCTION CYCLE

    The vineyard production cycle begins each year in December, after completion of harvest. From December through March vines are pruned and tied to trellises, and damaged stakes, trellises, irrigation systems and other vineyard components are repaired or refurbished. After winter rains end, irrigation and cultivation of the vineyards begin and continue through the harvest season. Herbicides are applied as needed through the summer. Necessary applications of pesticides and fertilizer begin in the spring and continue until harvest. Grafting and planting also generally take place in the first four or five months of the year. As growth of the vines accelerates beginning in late spring, they are trained and tied, and excess leaves are sometimes pulled to promote more efficient growth of vines and fruit. Depending on the rate at which fruit ripens, harvest typically begins in late-August to mid-September and is completed by the end of October or early November. Direct farming costs currently range from $2,000 to $3,000 per acre over the course of the year for vineyards in full production, and revenues are realized at the time of harvest. Approximately one-half of annual production costs are incurred by June 30.

    CAPITAL INVESTMENT REQUIREMENT FOR ACQUISITION, DEVELOPMENT AND IMPROVEMENT
     OF VINEYARDS

    Because of the increasing demand for premium wine, the Company's customers as well as other wineries have been seeking additional long-term sources of premium wine grapes. Accordingly, part of the Company's strategy has been to expand its operations and grape production through the development of bare land into vineyards, the acquisition of existing vineyards, and the redevelopment of the Company's older vineyards. As discussed below, the Company has implemented this strategy through the lease in 1998 of approximately 750 acres of bare land it is developing into vineyards near the Company's vineyard headquarters, the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of approximately 520 acres of bare land in Hames Valley it is developing into vineyards and the redevelopment of the Company's existing vineyards begun in 1993.

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

                   MATURITY LEVELS OF SVI'S NET VINE ACRES(1)

                                                                                    CROP YEAR
                                                         ---------------------------------------------------------------
                                                           1999       2000       2001       2002       2003       2004
                                                         --------   --------   --------   --------   --------   --------
Acres five or more years old (at or near full
  production)..........................................   2,100      2,215      2,725      3,145      4,050      4,050
Acres three and four years old (partial production)....     625        930      1,325        905         --         --
Acres one and two years old (not in production)........   1,325        905         --         --         --         --
                                                          -----      -----      -----      -----      -----      -----
  Total Acres..........................................   4,050      4,050      4,050      4,050      4,050      4,050
                                                          =====      =====      =====      =====      =====      =====

------------------------

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

    NEW VINEYARDS AND REDEVELOPMENT OF EXISTING VINEYARDS

    GREENFIELD. In December 1998, the Company entered into a lease for a term of 24 years of approximately 750 acres of undeveloped land suitable for wine grape vineyards located near the Company's vineyard headquarters. The Company has two options to extend the term of the lease for successive five-year terms (for a total of ten years). The Company completed the planting of the entire 750 acres in May 1999, with the first harvest expected in 2001. The Company intends to seek long-term grape purchase contracts for the grape production from this new vineyard.

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

    REDEVELOPMENT OF EXISTING VINEYARDS. In 1993, SVI began a major improvement and refurbishment program at its vineyards in order to increase production and to upgrade its variety mix to those grapes that were expected to be in greater demand and sell at higher prices. From 1993 through 1999, the Company made capital expenditures on its vineyards of over $16 million, and the improvement and refurbishment program is continuing. From 1993 through 1999, the Company replanted or regrafted approximately 1,330 acres to higher value varieties and interplanted an additional 1,200 acres. In 2000 and 2001, the Company will be replanting approximately 135 acres. See "--Net Vine Acres Owned by SVI and Tons Produced."

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

VINEYARD MANAGEMENT CONTRACTS

    The Company manages, as a contract vineyard operator, approximately 1,600 acres in Monterey and San Benito Counties for three vineyard owners in 1999, including approximately 1,533 acres managed for UDV and Canandaigua. Pursuant to its management and harvest contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested. The Company's vineyard management contracts generally expire no earlier than the completion of harvest in years ranging from 2004 to 2012, and otherwise may be terminated by either party with one or two years' advance notice. In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards. The Company may enter into similar arrangements for other vineyard properties in the future.

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

    Production and sales have been limited to date. SVI produced approximately 4,000 and 5,000 cases in 1998 and 1999, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir and Sauvignon Blanc, using Company-grown grapes. While its actual wine production will depend on various factors, the Company currently plans to maintain its annual production at approximately 5,000 cases for 2000. As it increases wine production, the Company intends to distribute directly through its tasting room, restaurants, clubs and a few selected retailers. Since 1997, the Company has offered an annual "wine dividend" to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company's wine at up to a 50% discount from the retail price. The Company intends to offer another "wine dividend" in 2000. SVI has not yet earned a profit on its wine business and cannot predict when, or if, these operations will become profitable. Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future. No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

COMPETITION

    Wine grape growing and wine production are extremely competitive. There are an estimated 800 commercial wineries which produce and market California table wine, approximately half of which produce fewer than 5,000 cases per year. The top eight wineries account for approximately 76% of sales based on total California wine shipments in 1999. In addition, there are many sources of supply of wine grapes in California and in countries outside the United States. At the end of 1997, approximately 407,000 acres were planted to wine grapes in California according to the California Agricultural Statistics Service, and the number of planted acres is growing. Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year. Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area. To supplement the grapes they buy from independent producers, many wineries also own or lease vineyards to supply some of their grape needs. Certain major wineries, such as Kendall-Jackson and Robert Mondavi, are large wine grape producers and produce a significant proportion of the grapes they need to make wine. Substantial vineyard acreage is also owned by other wineries and more is being developed. There are no published data regarding the size of the wine grape production industry in California, and holdings of properties are not publicly reported. However, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

    In addition, there are numerous wine producers in Europe, South America, South Africa, Australia and New Zealand. All of these regions export wine into the United States. California grape and wine supply shortages, especially in red wines, have prompted some domestic national brand marketers to purchase wine from foreign sources. Most imports are bottled wines; however, some wineries have imported bulk table wine in large tanks for bottling and sale in the United States. Imports to California for these purposes decreased from approximately
20.3 million gallons in 1997 to approximately 4.9 million gallons in 1999.

ENVIRONMENTAL ISSUES

    SVI currently maintains 17 above-ground fuel storage tanks on its own vineyard properties to provide fuel to its various vehicles and machinery. These tanks have capacities ranging from approximately 500 to 10,000 gallons and are installed on concrete slabs with catch basins to protect the ground surface from any inadvertent release. No underground storage tanks are located on the Company's properties.

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

    The United Farm Workers, AFL-CIO ("UFW") has represented the Company's farm workers since 1993. In 1998, the Company completed the negotiation of a new four-year contract with the UFW that will expire at the end of 2001. The Company believes its labor relations are satisfactory. The Company has never had a walk-out, sit-down, slow-down or strike, and the existing contract has a "no strike" clause. The Company has, however, been picketed, particularly during the organizing effort by the UFW and during negotiation of the first contract in 1995. See "Cautionary Information Regarding Forward-Looking Statements--Labor Regulations and Union Contract."

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

    As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely. It takes approximately four to five years for a replanted vineyard to bear grapes in quantities sufficient for profitable operations. The Company estimates that it currently costs approximately $15,000 to $18,000 per acre to replant vineyards. Of the Company's approximately 4,050 net vine acres (I.E., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards) of wine grapes, approximately 3,940 net vine acres, or 97%, are planted or interplanted with phylloxera-resistant rootstock. The remaining approximately 140 acres are planted on non-resistant rootstock and are, therefore, potentially susceptible to phylloxera infestation. The Company is managing the non-resistant acres through application of Furadan-TM- and a program of selective replantings.

    Another potentially devastating pest is the glassy-winged sharpshooter ("GWSS"). GWSS poses a significant threat to viticulture throughout California due to its ability to transmit XYLELLA FASTIDIOSA, the bacterium that causes Pierce's Disease. Pierce's Disease, a deadly vine disorder, has been present in California for more than a century, vectored by the blue-green sharpshooter. It now presents a much more significant threat because the GWSS is a new and far stronger disease carrier than the blue-green sharpshooter. The GWSS recently became established in the Temecula region of southern California and, as a result, Pierce's Disease is so widespread that the future viability of the Temecula region to produce wine grapes is in doubt. The February 2000 issue of WINES & VINES quoted Ed Weber, Napa County viticulture farm advisor for University of California Cooperative Extension: "Currently, glassy-winged sharpshooters are found throughout the southern California basin in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties. They also occur in Ventura and parts of Santa Barbara counties. Additionally, Kern County, at the southern end of the San Joaquin Valley has populations well-established in one area. Single insects also have been captured near Lodi and in Berkeley." The Company has seen no evidence of the GWSS or Pierce's Disease in its own vineyards but views the spread of the GWSS throughout California's grape growing regions as a significant threat.

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

    DEPENDENCE ON MAJOR CUSTOMERS; RENEWAL OF GRAPE PURCHASE AGREEMENTS

    The majority of SVI's current grape production is contracted for sale to UDV which accounted for approximately 76% of the Company's total revenues in 1999. The terms of the long-term grape purchase contracts with UDV extend to between 2001 and 2014. The majority of the contracts extend to 2006 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination. Although these contracts do not specifically provide for termination prior to expiration of their stated terms, it is possible that they could be terminated under various circumstances, including material breach. If these contracts are terminated, there can be no assurance that the Company will be able to replace UDV as significant a purchaser of its grape production or that the Company will be able to enter into agreements with other purchasers on similar terms. Termination of these contracts with UDV could have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY OF REVENUE GROWTH

    In 2000, approximately 55% of the Company's net vine acres are at or near full production, and it is anticipated that a certain portion of the Company's vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors. While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company's existing properties is limited and the Company's ability to increase revenue depends ultimately upon its ability to acquire, develop and operate more vineyard properties. There can be no assurance that suitable properties will be available to the Company at prices that would make the Company's growth plans viable. Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

    FIXED COSTS AND REVENUE FLUCTUATIONS; UNCERTAINTY OF PROFITABILITY

    The Company incurs annual farming costs currently averaging approximately $2,000 to $3,000 per acre in production. These costs are incurred throughout the year preceding harvest and are relatively fixed. Revenues from grape sales are not realized until harvest and vary depending upon yields and prices. Vineyard productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time. Furthermore, grape prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future. Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

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

    RISKS ASSOCIATED WITH BUSINESS EXPANSION AND ACQUISITION STRATEGY; LONG-TERM
     STRATEGIES

    As part of its long-term strategy, SVI continually evaluates expanding its business through (i) the purchase or lease of undeveloped land suitable for wine grape vineyards and (ii) acquisitions of developed vineyard properties. There can be no assurance that the Company will be able to locate suitable properties to buy or lease at viable prices, and any undeveloped properties acquired by the Company will require significant capital investment and several years of development before becoming productive. The Company does not expect to receive the full benefit from any newly planted vineyards for at least five to six years after planting due to the time required for the vines to mature and produce economic yields. In addition, the Company's ability to increase profits through acquisitions depends to a significant degree upon the prices at which properties can be purchased or leased. Furthermore, increased acreage under management will create additional demands on Company management and may require the Company to hire and integrate more employees. Accordingly, the Company's strategies are long-term strategies designed to increase the Company's production capacity and expand the Company's business. As a result, the full economic impact in terms of projected earnings and other beneficial effects of the Company's expansion program will not be fully realized for several years, if at all. The Company has also recently pursued a strategy of repurchasing its own shares of common stock. To the extent the Company continues its repurchase program, the capital available to expand the business through additional vineyard development and acquisitions is reduced.

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

    Although no assurances can be given, based on currently available information and discussions with the Company's customers and suppliers, management does not believe that the Year 2000 issues discussed above will have a material impact on the Company's ability to conduct its business.

ITEM 2. DESCRIPTION OF PROPERTIES

    CORPORATE HEADQUARTERS. The Company's executive corporate office occupies approximately 6,400 square feet in Marina del Rey, California under a five-year lease with Tesh Partners, L.P., a limited partnership of which SVI is the general partner and four members of the Scheid family are limited partners. Each of these members of the Scheid family is a principal stockholder of the Company. See the information incorporated by reference under "Item 12--Certain Relationships and Related Transactions." The lease expires in June 2004. The Company believes that its existing facilities will be adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR CLASS A COMMON STOCK; RELATED INFORMATION

    The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "SVIN". The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Class A Common Stock, as reported by Nasdaq:

                                                                HIGH       LOW
                                                              --------   --------
1998
  First quarter.............................................  $11.500     $6.750
  Second quarter............................................  $12.000     $6.750
  Third quarter.............................................  $ 7.438     $3.938
  Fourth quarter............................................  $ 5.938     $3.938
1999
  First quarter.............................................  $ 6.125     $4.500
  Second quarter............................................  $ 5.750     $4.813
  Third quarter.............................................  $ 5.063     $4.063
  Fourth quarter............................................  $ 5.000     $3.500

    On March 3, 2000, there were 87 holders of record of the Company's Class A Common Stock and 14 holders of record of the Company's Class B Common Stock. On that date, the Company believes that the number of beneficial owners of its Class A Common Stock was approximately 1,300. For information concerning historical dividends and the Company's dividend policy, see "Item 6-- Management's Discussion and Analysis or Plan of Operation--Dividends and Distributions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES THERETO, AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN. THE INFORMATION IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS. IN ADDITION, PAST OPERATING RESULTS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED FOR FUTURE PERIODS. SEE "NOTE CONCERNING FORWARD-LOOKING STATEMENTS" AND "ITEM 1--BUSINESS--CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS".

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

    The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon and Sauvignon Blanc. Substantially all of the Company's current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006. The Company's two largest winery customers are United Distillers and Vintners North America ("UDV"), a subsidiary of Diageo plc and the eighth largest U.S. winery in terms of 1999 case shipments, and Canandaigua Brands, Inc. ("Canandaigua"), the second largest U.S. winery. Grape purchase contracts with UDV covered 57% of the Company's acreage as of December 31, 1999 and accounted for approximately 76% and 74% of the Company's 1999 and 1998 total revenues, respectively. Thus, the Company is substantially dependent on UDV, and termination of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has had grape purchase contracts with UDV and its predecessors since 1972.

    Due to a prolonged cold spell in the coastal growing regions of California, the harvest of 1999 was substantially below historical average levels. The weather conditions throughout most of the summer of 1999 were not favorable and there was no sustained warming until early October. Consequently, the "sizing up" of grapes which is promoted by warm weather in the summer months did not occur and the wine grape harvest was delayed three to four weeks throughout the coastal regions. As a result, Company revenues decreased 27% to $12.8 million from $17.5 million in 1998. Net income decreased to $636,000, or $0.11 per share, for 1999 compared to net income of $3.6 million, or $0.55 per share, for 1998. Overall, tons harvested for the Company's own account decreased by about 30%, with approximately 7,700 tons harvested in 1999 compared to 10,900 tons in 1998. Chardonnay was the variety most impacted by the cool weather patterns of 1999, experiencing an average decrease in yield of about 48% from 1998 and about a 60% decrease from what the Company would consider an average year. Since about 37% of the Company's producing acreage in 1999 was planted to Chardonnay, the decrease in Chardonnay yields had a dramatic impact on operating results.

    The wine grape business is extremely seasonal. Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year. This is a significant factor in comparing quarterly operating results. From time to time, the Company has in the past, and may in the future, convert grapes into bulk wine for sale in years subsequent to the harvest year, which may impact quarterly results.

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1999 AND 1998

    The following table sets forth certain statement of operations data for the years ended December 31, 1999 and 1998:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                    -------------------------------
                                                         1999             1998
                                                    --------------   --------------
                                                    (IN THOUSANDS)   (IN THOUSANDS)
Revenues:
  Sales...........................................     $11,804          $16,436
  Vineyard management, services and other fees....       1,040            1,037
                                                       -------          -------
                                                        12,844           17,473
Cost of sales.....................................       8,219            7,911
                                                       -------          -------
Gross profit......................................       4,625            9,562
General and administrative expenses...............       3,572            4,274
                                                       -------          -------
Operating income..................................       1,053            5,288
Reversal of deferred compensation.................          --             (706)
Interest income, net..............................         (33)             (46)
                                                       -------          -------
Income before provision for income taxes..........       1,086            6,040
Provision for income taxes........................         450            2,421
                                                       -------          -------
Net income........................................     $   636          $ 3,619
                                                       =======          =======

    REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room. Sales (which is comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) decreased to $11,804,000 in the year ended December 31, 1999 from $16,436,000 in the 1998 period, a decrease of $4,632,000 or 28%.

    Revenue from grape sales decreased by 26% to $11,347,000 for the year ended December 31, 1999 from $15,260,000 in 1998, a decrease of $3,913,000. Overall, tons harvested for the Company's own account decreased by about 30%, with approximately 7,700 tons harvested in 1999 compared to 10,900 tons in 1998. Chardonnay was the variety most impacted by the cool weather patterns of 1999, experiencing an average decrease in yield of about 48% from 1998. Since about 37% of the Company's producing acreage in 1999 was planted to Chardonnay, the decrease in Chardonnay yields had a dramatic impact on fiscal 1999 revenues.

    Revenue from sales of bulk wine decreased 78% to $216,000 for the year ended December 31, 1999 from $982,000 in the 1998 period, a decrease of $766,000.

    Revenue from the sale of wine and wine-related merchandise increased by 24% to $241,000 for the year ended December 31, 1999 from $194,000 in the 1998 period, an increase of $47,000.

    Revenue from vineyard management, services and other fees increased to $1,040,000 for the year ended December 31, 1998 from $1,037,000 in the 1998 period, an increase of $3,000. The increase was primarily due to equipment rentals and harvest fees charged to management clients, which was partially offset by the elimination of a 68-acre vineyard management contract.

    GROSS PROFIT. Gross profit for the year ended December 31, 1999 was $4,625,000 compared to $9,562,000 for the year ended December 31, 1998, a decrease of $4,937,000 or 52%. This decrease resulted primarily from decreases in grape sales and sales of bulk wine from 1998 to 1999.

    Gross margin on grape sales decreased to 30% in 1999 as compared to 52% in 1998. The decrease in gross margin on grape sales is primarily the result of substantially lower yields per acre in 1999 than in 1998, partially offset by an increase in the prices received by the Company from 1998 to 1999.

    Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 16% to $3,572,000 for the year ended December 31, 1999 from $4,274,000 in the 1998 period, a decrease of $702,000. The decrease in general and administrative expenses was primarily due to reductions in executive salaries and bonuses and professional fees.

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

    INTEREST INCOME, NET. Net interest income was $33,000 for the year ended December 31, 1999 and $46,000 in the 1998 period, a decrease of $13,000, and is comprised of the following:

                                                          1999         1998
                                                       -----------   ---------
Interest expense.....................................  $ 1,185,000   $ 977,000
Less capitalized interest............................   (1,185,000)   (641,000)
                                                       -----------   ---------
  Interest expense, net of amount capitalized........           --     336,000
Interest income......................................      (33,000)   (382,000)
                                                       -----------   ---------
  Interest (income), net.............................  $   (33,000)  $ (46,000)
                                                       ===========   =========

    Total interest expense increased primarily as a result of increased borrowings in 1999 and are partially offset by lower interest rates in 1999. Capitalized interest increased in the 1999 period due to increased expenditures for vineyard acreage being improved or developed. The decrease in interest income in 1999 was due to the decrease in cash holdings of the Company from 1998 to 1999.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $450,000 for the year ended December 31, 1999 from $2,421,000 in 1998.

    NET INCOME. The Company had net income for the year ended December 31, 1999 of $636,000 as compared to $3,619,000 in the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

    SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Working capital at December 31, 1999 was $90,000 as compared to $3,883,000 at December 31, 1998, a decrease of $3,793,000. The reduction in working capital from 1998 to 1999 was primarily due to the expenditures of current working capital to fund vineyard development, repay balances of certain long-term revolving credit facilities and repurchase shares of the Company's Class A Common Stock.

    Under the Company's historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop. The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in early November. Due to the three to four week delay in the start of the 1998 and 1999 harvests, the crops for each of the past two years were delivered in October and November, and the majority of cash from grape sales was received in late November. In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year. Historically, SVI has obtained these funds pursuant to credit lines with banks.

    The Company currently has credit lines that provide both short-term and long-term funds. The short-term "crop" line has maximum credit available of $12,000,000 and is intended to finance the Company's anticipated working capital needs. This crop line expires June 5, 2001 and is secured by crops and other assets of the Company. The interest rate on this line is based on the bank's "reference" or "cost of funds" rate. At December 31, 1999, the weighted average interest rate on borrowings under this line of $2,700,000 was 7.91%.

    SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $9,506,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At December 31, 1999, the outstanding amount owed by the Company under these facilities was $9,506,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At December 31, 1999, the weighted average interest rate on these lines was 7.97%. These credit lines are secured by deeds of trust on underlying vineyard properties.

    The Company also has other long-term notes payable which, as of December 31, 1999, totaled approximately $5,990,000. The interest rate on these notes is based on the bank's "reference" or "cost of funds" rate. At December 31, 1999, the weighted average per annum interest rate on these notes was 7.97%. These notes are secured by deeds of trust on underlying vineyard properties.

    The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At December 31, 1999, the maximum available balance and outstanding balance on this line of credit was $5,249,000. This line bears interest at the bank's reference rate (6.97% at December 31, 1999) and is repayable in six annual installments beginning January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

    The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At December 31, 1999, the Company was in compliance with all covenants except for the current ratio covenant. The Company received a waiver from the bank regarding the noncompliance with its current ratio covenant at December 31, 1999, and expects to be in compliance with all covenants at December 31, 2000.

    Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term and long-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 2000. At December 31, 1999, the Company had $9,300,000 in borrowing availability under its crop line of credit.

    Management expects that capital requirements will expand significantly to support expected future growth and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $6.0 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $6.5 million. In addition, the Company expects to invest approximately $2.5 million in equipment purchases. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

    Cash provided by operating activities was $992,000 for the year ended December 31, 1999, compared to $8,021,000 for the same period in 1998, a decrease of $7,029,000. The decrease was primarily due to the decrease in net income from $3,619,000 in 1998 to $636,000 in 1999, and the timing of the payments of 1998 income tax liabilities which affected the change in cash provided by operating activities in the amount of $4,663,000 from 1998 to 1999.

    Cash used in investing activities was $14,706,000 for the year ended December 31, 1999, compared to $8,419,000 for the same period in 1998, an increase of $6,287,000. The increase was principally the result of expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements to the Company's existing vineyards.

    Cash provided by financing activities was $9,094,000 for the year ended December 31, 1999, compared to cash used in financing activities of $9,054,000 for the same period in 1998. Net borrowings under the Company's long-term credit lines were $11,608,000 in 1999 as compared to net repayments in 1998 of $6,674,000. The borrowings in 1999 were used primarily for expenditures to fund vineyard development, primarily on the Company's new 750-acre vineyard which the Company began developing in the fourth quarter of 1998. In addition, the Company repurchased shares of its Class A Common Stock in the amount of $2,514,000 in 1999, as compared to $2,380,000 in 1998.

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

    Although no assurances can be given, based on currently available information and discussions with the Company's customers and suppliers, management does not believe that the Year 2000 issues discussed above will have a material impact on the Company's ability to conduct its business.

DIVIDENDS AND DISTRIBUTIONS

    The Company intends to retain its future earnings, if any, and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future. In addition, the Company's principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

ITEM 7. FINANCIAL STATEMENTS

    The audited financial statements of the Company are set forth in this Report beginning on page F-1.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

       EXHIBIT
       NUMBER
---------------------
    2.1                 Exchange and Contribution Agreement, dated as of July 29,
                        1997, among Registrant and certain affiliated entities and stockholders of Registrant (incorporated by reference to
                        Exhibit number 2.1 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30,
                        1998).

    3.1a                Certificate of Incorporation (incorporated by reference to
                        Exhibit number 3.1a to Registrant's Report on Form 10-KSB
                        for the fiscal year ended December 31, 1998 filed March 24,
                        1999).

    3.1b                Certificate of Amendment of Certificate of Incorporation
                        (incorporated by reference to Exhibit number 3.1b to
                        Registrant's Report on Form 10-KSB for the fiscal year ended
                        December 31, 1998 filed March 24, 1999).

    3.2                 Amended and Restated Bylaws (incorporated by reference to
                        Exhibit number 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24,
                        1999).

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

   10.2a                Lease, dated as of January 1, 1997, by and among Sam Avila and Margaret J. Avila, as trustees under declaration of
                        trust dated August 16, 1989, and Margaret J. Avila and
                        Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Laberere, and Sam Avila, and Margaret J.
                        Avila, and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.3 to Registrant's
                        Registration Statement on Form SB-2 filed May 28, 1997).(1)

   10.2b                First Amendment to Lease as of March 31, 1998, by and
                        between Sam Avila and Margaret J. Avila, as Trustees Under
                        Declaration of Trust dated August 16, 1989; Margaret J.
                        Avila and Valarie Bassetti (also known as Valerie Bassetti), as Successor Co-Trustees of the Testamentary Trust of Joseph
                        Laberere, Deceased; and Sam Avila (also known as Samuel R.
                        Avila, Jr.) and Margaret J. Avila, husband and wife, (all of the above persons and entities are collectively called
                        "Lessor"); and Scheid Vineyards California Inc. (formerly
                        known as Scheid Vineyards and Management Co.), a California corporation ("Lessee")(incorporated by reference to Exhibit number 10.1 to Registrants Form 10-QSB for the quarterly
                        period ended June 30, 1999 filed August 12, 1999).

       EXHIBIT
       NUMBER
---------------------
   10.3                 Lease, dated as of January 1, 1996, by and between Echenique
                        Ranch and Scheid Vineyards and Management Co., as amended by a Letter Agreement dated March 27, 1996 (incorporated by
                        reference to Exhibit number 10.4 to Registrant's
                        Registration Statement on Form SB-2 filed May 28, 1997).(1)

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

   10.6+                Vineyard Management Agreement, dated as of January 1, 1997, by and among Scheid Vineyards and Management Co.,
                        Canandaigua West, Inc. and Canandaigua Wine Company, Inc.
                        (incorporated by reference to Exhibit number 10.7 to
                        Registrant's Registration Statement on Form SB-2 filed
                        May 28, 1997).(1)

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

       EXHIBIT
       NUMBER
---------------------
   10.13+               Long Term Grape Purchase Contract, dated February 12, 1973, between Monterey Farming Corporation and Almaden Vineyards,
                        Inc., as amended by (i) a Memorandum of Understanding, dated
                        August 6, 1987, (ii) a Letter Agreement, dated May 14, 1990, and (iii) an Amendment to Long Term Grape Purchase Contract,
                        dated as of March 12, 1993, between Scheid Vineyards and
                        Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.21 to Registrant's Registration
                        Statement on Form SB-2 filed May 28, 1997).(1)

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

   10.21*               Standard Office Lease, dated July 1, 1999, by and between
                        Scheid Vineyards California Inc. and Tesh Partners, L.P.

   10.22+               Lease, dated as of October 18, 1998 between Scheid Vineyards
                        California Inc. and California Orchard Company.

   10.23                Amended and Restated Buy-Sell Agreement, dated as of
                        December 31, 1997, by and among Scheid Vineyards Inc. and holders of Class B Common Stock (incorporated by reference to Exhibit number 10.24 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

       EXHIBIT
       NUMBER
---------------------
   10.24                Joint Agreement, dated as of November 7, 1997, by and among
                        Samuel R. Avila (also known as Sam Avila) and Margaret J.
                        Avila, individually and as trustees under declaration of
                        trust dated August 19, 1989, and Margaret J. Avila and
                        Valarie Bassetti (also known as Valerie Bassetti), as
                        successor co-trustees of the testamentary trust of Joseph
                        Labarere, deceased, Central Coast Federal Land Bank
                        Association, FLCA, Scheid Vineyards and Management Co.,
                        Canandaigua Wine Company, a New York corporation, successor by merger to Canandaigua Wine Company, Inc., a Delaware
                        corporation, and Canandaigua West, Inc. (incorporated by
                        reference to Exhibit numbers 10.27a and 99.1 to Amendment
                        No. 1 to Registrant's Registration Statement on Form SB-2
                        (File No. 333-51055) filed May 8, 1998).(1)

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

   10.28                Credit Agreement (Crop Line of Credit) dated September 7,
                        1999, by and between Sanwa Bank California and Scheid
                        Vineyards Inc. and Scheid Vineyards California
                        Inc.(incorporated by reference to Exhibit number 10.1 to Registrants Form 10-QSB for the quarterly period ended
                        September 30, 1999 filed November 12, 1999).

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

       EXHIBIT
       NUMBER
---------------------
   10.35                Form of Indemnification Agreement (incorporated by reference to Exhibit number 10.48 to Amendment No. 1 to Registrant's
                        Registration Statement on Form SB-2 filed July 3, 1997).(2)

   21.1                 List of Subsidiaries (incorporated by reference to Exhibit number 21.1 to Amendment No. 1 to Registrant's Registration
                        Statement on Form SB-2 filed July 3, 1997).

   23.1*                Independent Auditors' Consent.

   27.1*                Financial Data Schedule.

------------------------

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

                                                       SCHEID VINEYARDS INC.

                                                       By:             /s/ ALFRED G. SCHEID
                                                            -----------------------------------------
                                                                         Alfred G. Scheid
                                                                     CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ ALFRED G. SCHEID               Chairman of the Board and Chief
    ------------------------------------         Executive Officer (Principal          March 8, 2000
              Alfred G. Scheid                   Executive Officer)

                                               Vice President Finance, Chief
             /s/ HEIDI M. SCHEID                 Financial Officer, Secretary,
    ------------------------------------         Treasurer and Director (Principal     March 8, 2000
               Heidi M. Scheid                   Financial Officer)

             /s/ SCOTT D. SCHEID
    ------------------------------------       Vice President, Chief Operating         March 8, 2000
               Scott D. Scheid                   Officer and Director

              /s/ JOHN L. CRARY
    ------------------------------------       Director                                March 8, 2000
                John L. Crary

           /s/ ROBERT P. HARTZELL
    ------------------------------------       Director                                March 8, 2000
             Robert P. Hartzell

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Operations.......................    F-4

Consolidated Statements of Cash Flows.......................    F-5

Consolidated Statements of Stockholders' Equity.............    F-6

Notes to Consolidated Financial Statements..................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Scheid Vineyards Inc.:

    We have audited the accompanying consolidated balance sheets of Scheid Vineyards Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
------------------------------------
Los Angeles, California
February 18, 2000

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               NOTES       1999       1998
                                                              --------   --------   --------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................        2    $   411    $ 5,031
  Accounts receivable, trade................................               1,177        728
  Accounts receivable, other................................                 581        398
  Inventories...............................................        3        673        742
  Supplies, prepaid expenses and other current assets.......                 384        614
  Deferred income taxes.....................................        8         --         38
  Current portion of long-term receivable...................        5        525         --
                                                                         -------    -------
    Total current assets....................................               3,751      7,551
PROPERTY, PLANT AND EQUIPMENT, NET..........................      4,7     46,170     32,937
LONG-TERM RECEIVABLE........................................        5      4,724      5,572
OTHER ASSETS, NET...........................................                 575        472
                                                                         -------    -------
                                                                         $55,220    $46,532
                                                                         =======    =======
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................        7    $ 1,530    $   275
  Accounts payable and accrued liabilities..................               1,365        716
  Accrued interest payable..................................                 409        197
  Income taxes payable......................................        8        297      2,480
  Deferred income taxes.....................................        8         60         --
                                                                         -------    -------
    Total current liabilities...............................               3,661      3,668
LONG-TERM DEBT, NET OF CURRENT PORTION......................        7     21,915     11,562
DEFERRED INCOME TAXES.......................................        8      1,087        867
                                                                         -------    -------
    Total liabilities.......................................              26,663     16,097
                                                                         -------    -------
COMMITMENTS AND CONTINGENCIES...............................       10
STOCKHOLDERS' EQUITY:.......................................  6,11,12
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; no shares issued and outstanding............                  --         --
  Common stock,
    Class A, $.001 par value; 20,000,000 shares authorized;
      2,310,463 and 2,872,950 shares outstanding in 1999 and
      1998, respectively
    Class B, $.001 par value; 10,000,000 shares authorized;
      3,374,100 shares issued and outstanding in 1999 and
      1998..................................................                   7          7
  Additional paid-in capital................................              21,868     21,868
  Retained earnings.........................................              11,572     10,936
  Less: treasury stock; 1,014,850 and 452,050 Class A Common
    Stock at cost in 1999 and 1998, respectively............              (4,890)    (2,376)
                                                                         -------    -------
    Total stockholders' equity..............................              28,557     30,435
                                                                         -------    -------
                                                                         $55,220    $46,532
                                                                         =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                         -------------------
                                                               NOTES       1999       1998
                                                              --------   --------   --------
REVENUES:
  Sales.....................................................             $11,804    $16,436
  Vineyard management, services and other fees..............               1,040      1,037
                                                                         -------    -------
    Total revenues..........................................              12,844     17,473
COST OF SALES...............................................               8,219      7,911
                                                                         -------    -------
GROSS PROFIT................................................               4,625      9,562
  General and administrative expenses.......................               3,572      4,274
  Reversal of deferred compensation.........................        9         --       (706)
  Interest income (net of interest expense of $0 in 1999 and
    $336 in 1998)...........................................                 (33)       (46)
                                                                         -------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES....................               1,086      6,040
PROVISION FOR INCOME TAXES..................................        8        450      2,421
                                                                         -------    -------
NET INCOME..................................................             $   636    $ 3,619
                                                                         =======    =======
BASIC AND DILUTED EARNINGS PER SHARE........................        2    $  0.11    $  0.55
                                                                         =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING.........................        2      5,996      6,611
                                                                         =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1999           1998
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    636       $  3,619
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation, amortization and abandonments...........     1,693          2,148
      Deferred compensation.................................        --           (662)
      Noncash compensation..................................        --             75
      Deferred income taxes.................................       318             88
  Changes in operating assets and liabilities:
    Accounts receivable, trade..............................      (449)          (379)
    Accounts receivable, other..............................      (183)            14
    Inventories.............................................        69            360
    Supplies, prepaid expenses and other current assets.....       230            199
    Accounts payable and accrued liabilities................       861             79
    Income taxes payable....................................    (2,183)         2,480
                                                              --------       --------
      Net cash provided by operating activities.............       992          8,021
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Long-term receivable......................................       323           (893)
  Proceeds from sale of property, plant and equipment.......        --            710
  Additions to property, plant and equipment................   (14,926)        (8,000)
  Other assets..............................................      (103)          (236)
                                                              --------       --------
      Net cash used in investing activities.................   (14,706)        (8,419)
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt................................    21,103          4,440
  Repayment of long-term debt...............................    (9,495)       (11,114)
  Repurchase of common stock................................    (2,514)        (2,380)
                                                              --------       --------
      Net cash provided by (used in) financing activities...     9,094         (9,054)
                                                              --------       --------
      Decrease in cash and cash equivalents.................    (4,620)        (9,452)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     5,031         14,483
                                                              --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $    411       $  5,031
                                                              ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                COMMON STOCK OUTSTANDING
                                            ---------------------------------
                                            NUMBER OF   NUMBER OF               ADDITIONAL
                                             CLASS A     CLASS B                 PAID-IN     RETAINED   TREASURY
                                             SHARES       SHARES      AMOUNT     CAPITAL     EARNINGS    SHARES
                                            ---------   ----------   --------   ----------   --------   --------
BALANCE, JANUARY 1, 1998..................  2,300,000    4,400,000      $7        $21,797    $ 7,317         --
  Conversion of Class B shares to
    Class A shares (Note 11)..............  1,025,000   (1,025,000)     --             --         --         --
  Repurchase of common stock (Note 11)....   (452,050)        (900)     --             --         --    $(2,380)
  Shares cancelled........................         --           --      --             (4)        --          4
  Stock issued for compensation...........         --           --      --             75         --         --
  Net income..............................         --           --      --             --      3,619         --
                                            ---------   ----------      --        -------    -------    -------
BALANCE, DECEMBER 31, 1998................  2,872,950    3,374,100       7         21,868     10,936     (2,376)
  Repurchase of common stock (Note 11)....   (562,800)          --      --             --         --     (2,514)
  Stock options exercised (Note 12).......        313           --      --             --         --         --
  Net income..............................         --           --      --             --        636         --
                                            ---------   ----------      --        -------    -------    -------
BALANCE, DECEMBER 31, 1999................  2,310,463    3,374,100      $7        $21,868    $11,572    $(4,890)
                                            =========   ==========      ==        =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1. ORGANIZATION AND BASIS OF PRESENTATION

    ORGANIZATION--The principal business of the Company is the production of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

    The Company has long-term grape purchase agreements with several wineries whereby the wineries agree to purchase substantially all of the Company's current grape production. These contracts generally expire no earlier than the completion of harvest in years ranging from 2001 to 2014 and are extended if neither party cancels two or three years before the expiration date. The largest set of these winery contracts with a single customer covers approximately 57% of the Company's acreage at December 31, 1999 and accounted for approximately 76% and 74% of the Company's total revenues in 1999 and 1998, respectively.

    BASIS OF PRESENTATION--The Company conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation. All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, substantially all cash balances were on deposit with the Company's major bank.

    INVENTORIES--Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes the cost of grown grapes, harvesting, production, aging and bottling, and tasting room merchandise. Wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories will be aged for periods longer than one year. Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the grapes are harvested. On a quarterly basis, the Company evaluates the cost of its inventories and reduces such inventories to market if required.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years. Development costs incurred during the development period of a vineyard including related interest are capitalized. Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year. Any revenue generated prior to a vineyard becoming commercially productive reduces the capitalized cost of the vineyard. Capitalized costs were reduced by revenues totaling $184,000 and $0 in 1999 and 1998, respectively. The Company capitalized interest totaling $1,185,000 and $641,000 in 1999 and 1998, respectively.

    REVENUE RECOGNITION--The Company recognizes revenue from grape sales when the grapes are delivered to the winery. The Company does not have any allowance for returns because grapes are tested and accepted upon delivery. Vineyard management and other services are recognized as provided. All revenues of the Company are derived from customers within the United States.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair values of accounts receivable and accounts payable approximate book value because of their short duration. Long-term receivables and long-term debt approximate book value because such financial instruments have variable, market driven, interest rates.

    IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF--Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 1998 the Company wrote down vineyard acres it intends to remove and redevelop by $555,000. The write-down of the acres being redeveloped was based upon a comparison of net book values to total estimated revenues less estimated operating costs of the acres prior to removal. There were no such write-downs for the year ended December 31, 1999.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from reported assets, liabilities, revenues and expenses.

    EARNINGS PER SHARE AND CLASSES OF COMMON STOCK--Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented (Note 11). The effect of outstanding stock options and warrants on the weighted average shares was immaterial for the periods presented.

    NEW FINANCIAL ACCOUNTING STANDARD--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires the recognition of all derivatives as either assets or liabilities in the statement of position and measurement of the instruments at fair value. The Company plans to adopt SFAS No.133 on January 1, 2001 and is currently evaluating the impact on the financial statements.

3. INVENTORIES

    Inventories consist of the following:

                                                            1999       1998
                                                          --------   --------
Deferred crop costs.....................................  $354,000   $376,000
Bulk and bottled wine...................................   291,000    339,000
Tasting room merchandise................................    28,000     27,000
                                                          --------   --------
  Total.................................................  $673,000   $742,000
                                                          ========   ========

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                        1999          1998
                                                     -----------   -----------
Land and buildings.................................  $ 6,535,000   $ 5,843,000
Vineyard improvements..............................   22,910,000    15,452,000
Vineyard improvements under development............   21,464,000    16,201,000
Machinery and equipment............................    5,520,000     4,030,000
                                                     -----------   -----------
  Total............................................   56,429,000    41,526,000
Less accumulated depreciation and amortization.....   10,259,000     8,589,000
                                                     -----------   -----------
Property, plant and equipment--net.................  $46,170,000   $32,937,000
                                                     ===========   ===========

5. LONG-TERM RECEIVABLE

    The Company has a contract to redevelop and manage certain vineyards owned or controlled by a major client. The contract originally called for the expenditure of approximately $7,500,000 over a three-year period. The funds for this project have been borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7). The interest rate and payment terms of this receivable are the same as the related note payable. The note payable to the bank is secured by a letter of credit provided by the client and by the management contract. The contract calls for the payment of this receivable by the client's payment of the six annual principal installments under the line, beginning January 5, 2000. At December 31, 1999, the receivable was due as follows: $525,000 in 2000, $525,000 in 2001, $525,000 in 2002, $525,000 in 2003,
$525,000 in 2004, and $2,624,000 in 2005. The redevelopment of the property was completed in 1999 and the Company will continue to manage the operations of the vineyard for the client.

6. CROP LINE OF CREDIT

    The Company has a crop line of credit with a bank which currently provides for maximum borrowings of $12,000,000 through June 5, 2001. Borrowings are secured by crops and other assets with interest due quarterly at the bank's reference rate. At December 31, 1999, the weighted average interest rate on outstanding borrowings under this line of $2,700,000 was 7.91%. No amounts were outstanding under the Company's crop line of credit at December 31, 1998.

    The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth amounts, and current and total debt to net worth ratios. At December 31, 1999, the Company was in compliance with all covenants except for the current ratio covenant. The Company has received a waiver from the bank regarding the noncompliance of the current ratio covenant at December 31, 1999, and expects to be in compliance with all covenants at December 31, 2000.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

7. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                 1999          1998
                                                              -----------   -----------
Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $3,000,000
  diminishing annually to a maximum allowable commitment of
  $1,071,000, which is due on July 5, 2005. The line of
  credit is secured by a leasehold interest in 707 vineyard
  acres. Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or 3/4% over the bank's reference
  rate (7.97% at December 31, 1999).........................  $ 2,143,000   $        --

Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $2,835,000
  diminishing annually to a maximum allowable commitment of
  $1,775,000, which is due on June 5, 2007. The line of
  credit is secured by a deed of trust on 405 vineyard
  acres. Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or 1/4% over the bank's reference
  rate (7.97% at December 31, 1999).........................    2,685,000            --

Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $1,450,000
  diminishing annually to a maximum allowable commitment of
  $586,000, which is due on June 5, 2007. The line of credit is secured by a leasehold interest in 352 vineyard acres.
  Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or 1/4% over the bank's reference
  rate (7.97% at December 31, 1999).........................    1,258,000            --

Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $3,600,000
  diminishing annually to a maximum allowable commitment of
  $1,980,000, which is due on June 5, 2008. The line of
  credit is secured by a deed of trust on 370 vineyard
  acres. Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or the bank's reference rate (7.97%
  at December 31, 1999).....................................    3,420,000            --

Note payable to bank, with interest at the lower of a
  bank-quoted fixed rate or the bank's reference rate plus
  3/4% (7.97% at December 31, 1999), principal due in annual installments through July 5, 2005, secured by a trust deed
  on 707 vineyard acres.....................................    1,200,000     1,275,000

Note payable to bank, with interest at the lower of a
  bank-quoted fixed rate or the bank's reference rate plus
  3/4% (7.97% at December 31, 1999), principal due in annual installments through October 5, 2004, secured by a first
  deed of trust on 1,063 acres of real property.............    4,650,000     4,850,000

Note payable, with interest at 1% over a bank's reference
  rate (9% at December 31, 1999), secured by deeds of trust,
  due January 10, 2000......................................      140,000       140,000

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

7. LONG-TERM DEBT (CONTINUED)

                                                                 1999          1998
                                                              -----------   -----------
Note payable to bank represents borrowings on a $7,500,000
  line of credit, which bears interest at the bank's
  reference rate (6.97% at December 31, 1999). The note is
  secured by a letter of credit provided by a major client,
  and is used for costs incurred for the development of
  certain vineyards owned by the client (see Note 5).
  Principal due in six annual installments beginning January
  5, 2000...................................................    5,249,000     5,572,000
                                                              -----------   -----------
    Total...................................................   20,745,000    11,837,000
Less current maturities.....................................    1,530,000       275,000
                                                              -----------   -----------
Long-term portion...........................................  $19,215,000   $11,562,000
                                                              ===========   ===========

    Principal payments required on long-term debt (including the crop line of credit--Note 6) for each of the next five years ending December 31 are as follows:

2000........................................................  $ 1,530,000
2001........................................................    4,178,000
2002........................................................    1,478,000
2003........................................................    1,478,000
2004........................................................    4,846,000
Thereafter..................................................    9,935,000
                                                              -----------
Total.......................................................  $23,445,000
                                                              ===========

    Substantially all of the Company's property, plant and equipment serves as collateral for long-term debt. In addition, the credit facilities and notes contain various financial covenants, including minimum tangible net worth amounts, and current and total debt to net worth ratios. At December 31, 1999, the Company was in compliance with all covenants except for the current ratio covenant. The Company has received a waiver from the bank regarding the noncompliance of the current ratio covenant at December 31, 1999, and expects to be in compliance with all covenants at December 31, 2000.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

8. INCOME TAXES

    Significant components of the Company's net deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                          1999         1998
                                                       -----------   ---------
Current deferred income tax assets:
  State income taxes.................................  $    34,000   $ 169,000
  Miscellaneous reserves.............................       86,000      86,000
Current deferred income tax liabilities:
  Prepaid expenses...................................     (180,000)   (217,000)
                                                       -----------   ---------
Net current deferred income tax (liability) asset....  $   (60,000)  $  38,000
                                                       ===========   =========
Long-term deferred income tax assets:
  State income taxes.................................  $    75,000   $  73,000
Long-term deferred income tax liabilities:
  Depreciation.......................................   (1,162,000)   (940,000)
                                                       -----------   ---------
Net long-term deferred income tax liability..........  $(1,087,000)  $(867,000)
                                                       ===========   =========

    The provision for income taxes is as follows:

                                                          1999        1998
                                                        --------   ----------
Current:
  Federal.............................................  $ 77,000   $1,797,000
  State...............................................    55,000      536,000
                                                        --------   ----------
Total.................................................   132,000    2,333,000
                                                        --------   ----------
Deferred:
  Federal.............................................   273,000       87,000
  State...............................................    45,000        1,000
                                                        --------   ----------
Total.................................................   318,000       88,000
                                                        --------   ----------
Total provision for income taxes......................  $450,000   $2,421,000
                                                        ========   ==========

    The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

                                                                1999       1998
                                                              --------   --------
Federal statutory rate......................................    34.0%      34.0%
State taxes, net of federal benefit.........................     6.0        5.9
Other.......................................................     1.4        0.2
                                                                ----       ----
Total.......................................................    41.4%      40.1%
                                                                ====       ====

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

9. DEFERRED COMPENSATION

    The Company had a non-qualified deferred compensation arrangement with an employee. The arrangement provided for annual payments of $100,000 commencing upon the employee's retirement. The employee passed away in August 1998 negating the need for the accrued liability which totaled $706,000. Compensation expense related to the arrangement was $44,000 for the year ended December 31, 1998.

10. COMMITMENTS AND CONTINGENCIES

    LEASE OBLIGATIONS--The Company has various operating lease agreements for office space and farm land. The lease for office space is with a related partnership and runs until June 2004. The rent is currently $119,000 annually.

    Farm land leases cover approximately 2,600 acres with initial terms ranging from 24 to 30 years. The land leases provide for options to renew ranging from 10 to 20 years and contain provisions for rent adjustments based upon the prevailing market rate, Consumer Price Index, or revenue generated by the property, and also provide for payments of taxes, insurance and maintenance costs.

    Aggregate minimum rental payments for each of the next five years ending December 31 are as follows:

2000..................................................  $  931,000
2001..................................................     945,000
2002..................................................     945,000
2003..................................................     832,000
2004..................................................     772,000
Thereafter............................................  11,183,000

    Rent charged to operations was $466,000 and $429,000 for the years ended December 31, 1999 and 1998, respectively. Rent capitalized into vineyard development was $481,000 and $151,000 for the years ended December 31, 1999 and 1998, respectively.

    PENSION PLANS--The Company has two 401(k) Profit Sharing Plans. The first plan is for the benefit of the Company's employees who are covered by the United Farm Workers of America Collective Bargaining Agreement. All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period. The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to the union employees' plan amounted to $79,000 and $62,000 for the years ended December 31, 1999 and 1998, respectively.

    The second plan covers the Company's non-union employees. All non-union employees of the Company are eligible to participate in the plan after one year of employment. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to this plan amounted to $37,000 and $36,000 for the years ended December 31, 1999 and 1998, respectively.

    OTHER--The Company was committed to the purchase of vineyard materials at December 31, 1999 in the amount of $668,000.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

11. COMMON STOCK

RIGHTS--

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

WARRANTS--

    The Company granted the representative of the underwriters of its initial public offering in 1997 warrants to purchase 200,000 shares of common stock. The warrants are exercisable at $14.00 per share any time between July 24, 1998 through July 24, 2002.

STOCK REPURCHASES--

    On September 9, 1999, the Company instituted a stock repurchase program in which the Company may spend up to $2.5 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on December 31, 2000, and replaces a previously existing repurchase program that was to expire on September 30, 1999. Through December 31, 1999, the Company had repurchased 423,100 shares under this program for approximately $1,897,000. Under previous stock repurchase programs and other repurchases, the Company had previously repurchased 592,650 shares for an aggregate purchase price of approximately $2,997,000.

12. STOCK OPTION PLAN

    In 1997, the Board of Directors of the Company adopted the 1997 Stock Option/Stock Issuance Plan authorizing the issuance of qualified or non-qualified stock options to directors, officers, employees, consultants and others to purchase up to 200,000 shares of the Company's Class A Common Stock at prices equal to the fair value of the Company's stock at the date of grant. Options granted to date under the Plan vest one-quarter each year, beginning one year after the grant date or a specified vesting commencement date and expire ten years after the earlier of the grant date and the vesting commencement date.

    On October 8, 1998, the Board of Directors approved the cancellation of 71,000 options, excluding those stock options granted to Directors, and regranted such options at $4.00 per share, the then fair market value of the Class A Common Stock of the Company. All other terms of the options remained identical.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

12. STOCK OPTION PLAN (CONTINUED)

    The following summarizes stock option activity for the periods presented:

                                                                WEIGHTED AVERAGE
                                                      SHARES    EXERCISE PRICES
                                                     --------   ----------------
Outstanding, January 1, 1998.......................   162,000        $10.00
  Granted..........................................    76,000        $ 4.29
  Cancelled........................................  (102,000)       $10.00
                                                     --------        ------
Outstanding, December 31, 1998.....................   136,000        $ 6.81
  Granted..........................................    15,000        $ 4.76
  Cancelled........................................   (10,687)       $ 4.14
  Exercised........................................      (313)       $ 4.00
                                                     --------        ------
Outstanding, December 31, 1999.....................   140,000        $ 6.80
                                                     ========        ======

                                                                 RANGE OF
                                                            EXERCISE PRICES AT
                                                             DECEMBER 31, 1999
                                                          -----------------------
                                                          $4.00-$5.06    $10.00
                                                          -----------   ---------
Options outstanding.....................................      80,000       60,000
Weighted average exercise price of options
  outstanding...........................................       $4.40       $10.00
Options exercisable.....................................      37,917       36,250
Weighted average exercise price of options
  exercisable...........................................       $4.23       $10.00
Weighted average fair value of options granted in
  1999..................................................       $2.55         None
Weighted average remaining contractual life.............   8.0 years    7.5 years

    The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share. Under SFAS
No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years following vesting; 54% and 62% stock price volatility in 1999 and 1998, respectively; weighted average risk free rate of return of 6.0%; and no dividends during the expected term. Forfeitures are recognized as they occur.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

12. STOCK OPTION PLAN (CONTINUED)
    If the computed fair values of the Company's stock option awards had been amortized to expense over the vesting period of the awards, net income for the years ended December 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below.

                                                          1999        1998
                                                        --------   ----------
Net income:
  As reported.........................................  $636,000   $3,619,000
  Pro forma...........................................  $544,000   $3,466,000

Net income per share:
  As reported.........................................  $   0.11   $     0.55
  Pro forma...........................................  $   0.09   $     0.52

13. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the statements of cash flows are as follows:

                                                          1999         1998
                                                       ----------   ----------
Interest paid (net of amount capitalized)............  $       --   $  454,000
Income taxes paid....................................  $2,550,000   $       --