Form 10KSB/A
period 1999-12-31
SCHEID VINEYARDS INC
filed 2000-03-22
CIK 1039213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-KSB/A

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22857

                            ------------------------

                             SCHEID VINEYARDS INC.

                 (Name of small business issuer in its charter)

               DELAWARE                                       77-0461833
    (State or other jurisiction of             (I.R.S. Employer Identification Number)
    incorporation or organization)

        13470 WASHINGTON BLVD.                                  90292
      MARINA DEL REY, CALIFORNIA                              (Zip Code)
    (Address of principal executive
               offices)

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information required by this Item is set forth under the captions "Proposal No. 1--Election of Directors--Information Concerning the Nominees" and "--Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

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

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ ALFRED G. SCHEID               Chairman of the Board and Chief
    ------------------------------------         Executive Officer (Principal         March 21, 2000
              Alfred G. Scheid                   Executive Officer)

                                               Vice President Finance, Chief
             /s/ HEIDI M. SCHEID                 Financial Officer, Secretary,
    ------------------------------------         Treasurer and Director (Principal    March 21, 2000
               Heidi M. Scheid                   Financial Officer)

             /s/ SCOTT D. SCHEID
    ------------------------------------       Vice President, Chief Operating        March 21, 2000
               Scott D. Scheid                   Officer and Director

              /s/ JOHN L. CRARY
    ------------------------------------       Director                               March 21, 2000
                John L. Crary

           /s/ ROBERT P. HARTZELL
    ------------------------------------       Director                               March 21, 2000
             Robert P. Hartzell