Form 10KSB/A
period 1999-12-31
SCHEID VINEYARDS INC
filed 2000-04-06
CIK 1039213

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2

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
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

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

Number of shares outstanding of each of the issuer's classes of common stock at March 8, 2000:
                      Class A 2,310,463 Class B 3,374,100

Transitional Small Business Disclosure Format (check one)  Yes / /  No /X/

--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following sets forth certain information as of April 5, 2000 with regard to each of the Directors and executive officers of the Company.


              NAME                       AGE                           POSITION
              ----                       ---                           --------
Alfred G. Scheid(1)                      68          Chairman of the Board of Directors and Chief Executive
                                                     Officer
Scott D. Scheid                          39          Vice President, Chief Operating Officer and Director
Heidi M. Scheid(2)                       36          Vice President Finance, Chief Financial Officer, Treasurer,
                                                     Secretary and Director
Kurt J. Gollnick                         41          Vice President Vineyard Operations
John L. Crary(1)(2)                      46          Director
Robert P. Hartzell(1)(2)                 65          Director


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     ALFRED G. SCHEID, the Company's Chairman of the Board and Chief Executive Officer, was one of the founders of the Company in 1972 and has served continuously as its Chief Executive Officer since that time. Mr. Scheid has been engaged full-time in the business of SVI since 1988, when he became the sole owner of the Company. Prior to 1988, Mr. Scheid had other business affairs outside SVI. Mr. Scheid is a founder of the California Association of Winegrape Growers, a trade association that represents the interests of California wine grape producers and has served as its chairman. He is also a founder of Monterey County Vintners and Growers Association, a trade association composed primarily of wine grape and wine producers. Mr. Scheid is a graduate of the Harvard Graduate School of Business, and is the father of Scott D. Scheid and Heidi M. Scheid.

     SCOTT D. SCHEID became Chief Operating Officer and a Director of the Company in 1997. Mr. Scheid joined the Company in 1986 as Vice President and has been engaged full-time in the business of the Company since that time. Prior to joining SVI, he was employed as an options trader with E.F. Hutton & Company Inc. Mr. Scheid is a director of the California Association of Winegrape Growers, and he previously has served as a director of Monterey County Vintners and Growers Association. Mr. Scheid holds a B.A. degree in economics from Claremont Men's College.

     HEIDI M. SCHEID became the Company's Vice President Finance, Chief Financial Officer, Treasurer and a Director in 1997. Ms. Scheid joined the Company in 1992 as Director of Planning after serving as a senior valuation analyst at Ernst & Young, LLP for two years. Prior to that, she was an associate with Interven Partners, a venture capital firm. Ms. Scheid is a director and treasurer of Wine Market Council, a wine industry association aimed at expanding the American wine consumer base. Ms. Scheid holds an M.B.A. degree from the University of Southern California.

     KURT J. GOLLNICK has been the Company's Vice President Vineyard Operations since 1997. Mr. Gollnick joined SVI in 1988 as General Manager, Vineyard Operations. For seven years prior to joining the Company, Mr. Gollnick was a vineyard manager for Thornhill Ranches of Santa Maria, California, where he managed 1,200 acres of vineyards. He has served as a director of the California Association of Winegrape

Growers from 1989 through 1997 and is currently a director of the Monterey County Vintners & Growers Association. Mr. Gollnick has also served as president of the Central Coast Grape Growers and Monterey Grape Growers Associations. Mr. Gollnick holds a B.S. degree in agricultural economics from the California Polytechnic State University San Luis Obispo.

     JOHN L. CRARY became a Director of the Company in 1997. Currently, Mr. Crary is a Managing Director of ANTs software.com, a publicly traded computer outsourcing company. He is also founder and chairman of The Lassen Companies, Inc., a privately held cleaning products company, and he is President of Juniper Capital LLC, a privately held financial advisory and investment firm. Since 1988, Mr. Crary has been a corporate financial advisor and venture capital investor active with companies in various high technology as well as basic industries. Previously, Mr. Crary was an investment banker in the corporate finance department of E.F. Hutton & Company Inc., which he joined in 1979. Mr. Crary has been a consultant to SVI and its predecessors since 1993 in connection with financial matters, acquisitions and business strategy. Mr. Crary is also a director of a number of private companies. Mr. Crary is a graduate of the University of California at Irvine and the Columbia University Graduate School of Business.

     ROBERT P. HARTZELL became a Director of the Company in 1997. Mr. Hartzell is the owner of Harmony Vineyards, a producer of premium Zinfandel wine grapes near Lodi, California. From 1978 to 1996, Mr. Hartzell was President of the California Association of Winegrape Growers. For six years during this period, Mr. Hartzell also served on the Agricultural Policy Advisory Committee to the U.S. Secretary of Agriculture and the U.S. Trade Representative in connection with the General Agreement on Trade and Tariffs negotiations. Mr. Hartzell has also served as Deputy Director of the California Department of Food and Agriculture. Mr. Hartzell holds a B.S. degree from the University of California at Davis.

     Officers serve at the discretion of the Board of Directors.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on a review of reports on Forms 3, 4 and 5 and amendments thereto filed with the Securities and Exchange Commission and furnished to the Company, there were two failures to file such a report on a timely basis by a Director, officer or beneficial owner of more than 10% of SVI's Class A Common Stock. Robert P. Hartzell and John L. Crary, each a Director of SVI, failed to timely report the granting of options to purchase 2,500 shares of Class A Common Stock on May 13, 1999. These option grants were reported on Form 5's filed with the Securities and Exchange Commission in March 2000.

BOARD OF DIRECTORS, COMMITTEES AND COMPENSATION

     Directors are elected to serve a one-year term and until their successors are duly elected and qualified. The Company pays each non-employee Director an annual fee of $5,000 and meeting fees at the rate of $500 for each Board meeting attended in person and reimburses such Director for all expenses incurred by him in his capacity as a Director of the Company. No fees are paid for participation in telephonic meetings of the Board of Directors or its committees or actions taken in writing.

     Under the Company's 1997 Stock Option/Stock Issuance Plan (the "Plan"), each individual who was serving as a non-employee Director on the date the underwriting agreement for the Company's initial public offering was executed (July 24, 1997) received an option grant on such date for 10,000 shares of Class A Common Stock, provided such individual had not been in the prior employ of the Company. Such option grants were made to each of Messrs. Crary and Hartzell. Each individual who first becomes a non-employee Director in the future will receive a 10,000-share option grant on the date such individual joins the Board, provided that such individual has not been in the prior employ of the Company and has not previously received an option grant from the Company in his or her capacity as a non-employee Director. In addition, at each Annual Meeting of Stockholders, each non-employee Director with at least six months' service who is to continue to serve as a non-employee Director after the Annual Meeting receives an additional option grant to purchase 2,500 shares of Class A Common Stock, whether or not such individual has been in the prior employ of the Company.

     Each automatic option grant to a non-employee Director has or will have a term of 10 years, subject to earlier termination following the optionee's cessation of Board service. The initial 10,000-share option grant becomes or will become exercisable in a series of four successive equal annual installments over the optionee's period of Board service. Each additional 2,500-share option grant becomes or will become exercisable upon the optionee's completion of one year of Board service measured from the grant date. However, each outstanding option will immediately vest upon (i) certain changes in the ownership or control of the Company or (ii) the death or disability of the optionee while serving as a Director.

     The Board of Directors has appointed an Audit Committee and a Compensation Committee. The members of the Audit Committee are Messrs. Crary and Hartzell and Ms. Scheid. Responsibilities of the Audit Committee include reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies and internal controls and reviewing the scope of the independent auditors' activities and fees. The members of the Compensation Committee are Messrs. Crary, Hartzell and Alfred G. Scheid. The Company's Compensation Committee establishes and reviews salary, bonus and other forms of compensation for officers of the Company, provides recommendations to the Board of Directors for the salaries and incentive compensation of the employees and consultants of the Company, reviews training and human resources policies and makes recommendations to the Board of Directors regarding such matters. The Company has no nominating committee or committee performing similar functions. The Audit Committee held one meeting in 1999, and the Compensation Committee held one meeting in 1999.

     The Board of Directors held four meetings in 1999. Each Director attended at least 75% of the total number of the meetings held of the Board of Directors and each committee thereof on which such Director served during the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997. The "Named Executive Officers" include (i) each person who served as Chief Executive Officer during 1999 (one person), (ii) each person who (a) served as an executive officer at December 31, 1999, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 1999 and (c) earned total annual salary and bonus compensation in 1999 in excess of $100,000 (three persons), and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 1999 (no persons).


                                                     SUMMARY COMPENSATION TABLE
                                                                                                  LONG-TERM
                                                       ANNUAL COMPENSATION(1)                    COMPENSATION
                                       -----------------------------------------------------     ------------
                                                                                                    SHARES
                                                                                OTHER ANNUAL     UNDERLYING         ALL OTHER
                                       FISCAL       SALARY          BONUS       COMPENSATION     OPTIONS/SARS      COMPENSATION
 NAME AND CAPACITY IN WHICH SERVED      YEAR        ($)(2)           ($)           ($)(3)           (#)(4)         ($)(5)(6)(7)
-----------------------------------    ------      --------        --------     ------------     ------------      ------------
Alfred G. Scheid...................     1999       $400,000             $0           --                   0          $144,724
CHAIRMAN OF THE BOARD AND               1998       $400,000        $75,000           --                   0          $249,634
CHIEF EXECUTIVE OFFICER                 1997       $400,000       $140,000           --                   0          $168,183

Scott D. Scheid.....................    1999       $130,000        $85,000           --                   0            $3,900
VICE PRESIDENT AND CHIEF                1998       $130,000        $85,000           --                   0            $3,900
OPERATING OFFICER                       1997       $118,300       $105,000           --              20,000            $3,550

Heidi M. Scheid.....................    1999       $120,000        $75,000           --                   0            $3,600
VICE PRESIDENT FINANCE,                 1998       $120,000        $75,000           --                   0            $3,600
CHIEF FINANCIAL OFFICER,                1997       $106,700        $90,000           --              20,000            $3,200
TREASURER AND SECRETARY

Kurt J. Gollnick..................      1999       $120,000        $85,000           --                                $3,600
VICE PRESIDENT VINEYARD                 1998       $120,000        $85,000           --              20,000           $53,600
OPERATIONS                              1997       $111,700       $105,000           --              20,000            $3,350


(1) Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.

(2) As of April 5, 2000, the annual salary levels for the Named Executive Officers were: Alfred G. Scheid ($400,000); Scott D. Scheid ($134,000); Heidi M. Scheid ($124,000); and Kurt J. Gollnick ($124,000).

(3) During each of 1999, 1998 and 1997, the Named Executive Officers received personal benefits, the aggregate amounts of which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for such Named Executive Officer in such years.

(4) The Named Executive Officers did not receive any restricted stock awards or long-term incentive plan payouts in 1999, 1998 or 1997. The stock option grant to Mr. Gollnick in 1998 represents a repricing of the stock options granted to Mr. Gollnick in 1997. The exercise price was reduced from $10.00 per share to $4.00 per share.

(5) Except as described in notes 6 and 7, all amounts in this column represent matching contributions under the Company's 401(k) plan. In the case of Alfred G. Scheid, matching contributions in 1999, 1998 and 1997 were $4,744, $5,000 and $4,750, respectively. In the case of Mr. Gollnick, matching contributions in 1998 were $3,600.

(6) In the case of Alfred G. Scheid, includes $139,980, $244,634 and $163,433 in 1999, 1998 and 1997, respectively, representing benefits received under a split dollar life insurance trust arrangement pursuant to which Alfred G. Scheid is entitled to designate the beneficiary of a $4,500,000 life insurance policy and the Company is obligated to advance a portion of the premiums. The owner of the insurance policy is a trust, the trustees of which include Scott D. Scheid and Heidi M. Scheid, each of whom is an executive officer and Director of the Company and a child of Alfred G. Scheid. Advances by the Company are required to be repaid out of the surrender proceeds or death benefits payable under the policy. The amount of the benefits received in each year represents (i) the premiums payable by the Company during the year ($139,980 in 1999, $244,634 in 1998 and $163,433 in 1997) plus (ii) the proportionate amount, if any, of the excess of the actuarially projected cash surrender value of the policy at the end of such year over the aggregate amount of premiums advanced by the Company through such year ($0 at each of December 31, 1999, 1998 and 1997). Such proportionate amount is measured by the time-weighted compounded returns on the premiums advanced by each of the Company and the policy owner, and assuming a constant rate of return from inception of the policy.
(FOOTNOTES CONTINUED ON NEXT PAGE)

(FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(7) In the case of Mr. Gollnick, includes $50,000 in 1998 in respect of 10,000 shares of SVI Class B Common Stock gifted to him by Alfred G. Scheid as Trustee of the Alfred G. Scheid Revocable Trust dated October 8, 1992. Such shares were valued at a 33% discount from the closing per share price of the Class A Common Stock on the Nasdaq National Market System on the date of gift.

OPTION GRANTS

     No stock options or stock appreciation rights were granted to the Named Executive Officers during fiscal 1999.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth with respect to the Named Executive Officers information concerning the exercise of stock options during 1999 and unexercised options held as of the end of the year. The Company has never granted stock appreciation rights.


                                             AGGREGATED OPTION/SAR EXERCISES
                                           AND 1999 YEAR-END OPTION/SAR VALUES

                                                                          NUMBER
                                                                      OF UNEXERCISED                 VALUE OF UNEXERCISED
                                                 VALUE               OPTIONS/SARS AT             IN-THE-MONEY OPTIONS/SARS AT
                            SHARES ACQUIRED     REALIZED            FISCAL YEAR END(#)               FISCAL YEAR END($)(1)
                                                              -----------------------------------------------------------------
           NAME              ON EXERCISE(#)       ($)         UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE      EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
Alfred G. Scheid......             0              $0                   0                0             --                --

Scott D. Scheid.......             0              $0               7,917           12,083             $0                $0

Heidi M. Scheid.......             0              $0               7,917           12,083             $0                $0

Kurt J. Gollnick......             0              $0               7,917           12,083             $0                $0


(1) The values of unexercised in-the-money options have been determined based on the per share closing price of the Company's Common Stock as reported on the Nasdaq National Market System on December 31, 1999 ($3.625).

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has entered into an employment agreement (collectively, the "Employment Agreements") with each of Alfred G. Scheid, Scott D. Scheid, Heidi
M. Scheid and Kurt J. Gollnick (collectively, the "Employees") providing for a minimum employment of three years beginning on July 19, 1997, except for Alfred
G. Scheid, whose Employment Agreement has a minimum one-year term. Under their respective Employment Agreements, Alfred G. Scheid currently is entitled to an annual base salary of $400,000, Scott D. Scheid currently is entitled to an annual base salary of $134,000 and each of Heidi M. Scheid and Kurt J. Gollnick is entitled to an annual base salary of $124,000. The base salary under each Employment Agreement is subject to upward adjustment, and each Employee is eligible for bonus compensation pursuant to bonus arrangements, as determined by the Board of Directors upon the recommendation of the Compensation Committee. The Company may terminate each Employees' employment at any time with or without cause, and no severance payment obligations are provided.

     A Buy-Sell Agreement among the Company and the holders of Class B Common Stock provides, among other things, that the shares of Class B Common Stock held by Mr. Gollnick (currently 300,093) are purchasable at the option first of the Company, next of Alfred G. Scheid if the Company does not exercise such option, and thereafter of Scott D. Scheid and Heidi M. Scheid if the Company and Alfred
G. Scheid do not exercise such options, if Mr. Gollnick's employment with the Company terminates for any reason. See "Security Ownership of Certain Beneficial Owners and Management -- Agreement Among Class B Stockholders". If such termination is a voluntary termination by Mr. Gollnick that occurs prior to July 29, 2004, or is for "cause" (as defined) regardless of when such termination for "cause" occurs, the per share purchase price for Mr. Gollnick's shares of Class B Common Stock will be equal to the price per share he paid for such shares, and if such termination occurs for any other reason or under any other circumstances, or upon the death of Mr. Gollnick, the per share purchase price will be the weighted average trading price of the Class A Common Stock for the immediately preceding 20 trading days on which such Class A Common Stock actually was traded.

     The outstanding stock options exercisable for shares of Class A Common Stock of the Company that have been granted under the Plan, including those granted to the Directors and Named Executive Officers, provide for accelerated vesting in connection with certain corporate transactions involving certain changes in control of the Company unless the options are assumed, or replaced with comparable options or a cash incentive program, by the successor corporation. In addition, the stock options that have been granted to the Named Executive Officers provide for immediate acceleration of these options upon an "involuntary termination" of employment occurring within 18 months of a "change in control." In the event of such an acceleration, the options will remain exercisable until the earlier of the expiration date specified in the option grant and one year after the date of involuntary termination. For purposes of these provisions: an "involuntary termination" means, generally, termination by the Company other than for "misconduct" (as defined) or termination by the employee following an involuntary material change in position and responsibility, an involuntary reduction in compensation by more than 15% or an involuntary relocation by more than 50 miles; and a "change in control" means, generally, the acquisition of securities representing a majority of the voting power of the Company other than by the Company and its affiliates, a change in a majority of the Board of Directors over a period of 36 month or less involving new Directors that have not been elected or nominated by the other Directors or a change in ownership of securities representing more than a majority of the voting power of certain subsidiaries of the Company.

     The Company has entered into agreements to provide indemnification for the Company's Directors and certain officers in addition to the indemnification provided for in the Company's Bylaws. These agreements, among other things, will indemnify the Company's Directors and certain officers to the fullest extent permitted by Delaware law for certain expenses (including attorneys' fees), and all losses, claims, liabilities, judgments, fines and settlement amounts incurred by such person arising out of or in connection with such persons' service as Directors or officers of the Company or an affiliate of the Company. These agreements provide for the advancement of expenses incurred in defending a claim prior to resolution of the merits of the claim. These agreements also require the Company to maintain directors and officers liability insurance. The Employment Agreements impose similar indemnification obligations on the Company. There is no pending litigation or proceeding involving a Director, officer, employee or agent of the Company, and the Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

SECURITY OWNERSHIP

     The following table sets forth certain information as of April 5, 2000, with respect to persons known by the Company to be beneficial owners of more than five percent of either the Company's Class A Common Stock or the Company's Class B Common Stock, as well as beneficial ownership of such classes of Common Stock by the executive officers and Directors of the Company, and all executive officers and Directors as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned, unless otherwise indicated.


                                                               CLASS A COMMON STOCK                CLASS B COMMON STOCK
                                                              BENEFICIALLY OWNED (1)              BENEFICIALLY OWNED (1)
                                                              ----------------------              ----------------------
                                                           NUMBER OF                            NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER (2)                    SHARES           PERCENTAGE          SHARES          PERCENTAGE
----------------------------------------                   ---------         ----------         ---------        ----------
Alfred G. Scheid (3)..................................     1,649,589            41.7            1,649,589           48.9

Scott D. Scheid (4)...................................       359,176            13.5              347,093           10.3

Heidi M. Scheid (5)...................................       369,176            13.8              357,093           10.6

Kurt J. Gollnick (6)..................................       312,896            11.9              300,093            8.9

John L. Crary (7).....................................         5,000               *                    0            0.0

Robert P. Hartzell (7)(8).............................         5,000               *                    0            0.0

Emily K. Liberty (9)..................................       309,066            11.8              309,066            9.2

Tyler P. Scheid.......................................       309,066            11.8              309,066            9.2

Wellington Management Company, LLP (10)...............       582,000            33.0                    0            0.0

Putnam Investment Management, Inc. (11)...............       317,000            13.7                    0            0.0

First Union Corporation (12)..........................       271,872            11.8                    0            0.0

All executive officers and Directors
     as a group (6 PERSONS)...........................     2,700,837            53.9            2,653,868           78.7


*    Less than one percent.

(FOOTNOTES ON NEXT PAGE)

         (FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(1) Except in the cases of Wellington Management Company, LLP, Putnam Investment Management, Inc. and First Union Corporation (the "Institutional Holders") and for certain stock options exercisable for shares of Class A Common Stock as described in notes 4 through 6 below, all shares of Class A Common Stock reflected as beneficially owned by each person named in this table represent shares issuable upon conversion of the beneficial holder's shares of Class B Common Stock. Beneficial ownership and the percentages of the Class A Common Stock and Class B Common Stock outstanding have been determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. In the case of the Institutional Holders, the stockholdings reported reflect data set forth in the latest Schedule 13G furnished to the Company by the respective Institutional Holders or filed with the Securities and Exchange Commission.

(2) The address of each of the persons named in this table, other than the Institutional Holders, is c/o Scheid Vineyards Inc., 13470 Washington Boulevard, Marina del Rey, California 90292. The addresses of the Institutional Holders are set forth in notes 10 through 12 below. Scott D. Scheid, Heidi M. Scheid, Emily K. Liberty and Tyler P. Scheid are children of Alfred G. Scheid.

(3) Owned by Alfred G. Scheid as Trustee of the Alfred G. Scheid Revocable Trust dated October 8, 1992. Does not include 100,000 shares of Class B Common Stock owned by a revocable trust of which Mr. Scheid's wife is the sole trustee and over which Mr. Scheid does not have any voting power or investment power. Mr. Scheid disclaims beneficial ownership of the shares beneficially owned by his wife's trust.

(4) Includes 335,093 shares of Class B Common Stock owned by Scott D. Scheid and 12,000 shares of Class B Common Stock owned by trusts for the benefit of the children of Heidi M. Scheid, of which Mr. Scheid is a co-trustee together with Heidi M. Scheid. Class A shareholdings also include 12,083 shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000. Does not include 11,000 shares of Class B Common Stock owned by Mr. Scheid's wife and over which Mr. Scheid does not have any voting power or investment power. Mr. Scheid disclaims beneficial ownership of the shares beneficially owned by his wife.

(5) Includes 345,093 shares of Class B Common Stock owned by Heidi M. Scheid and 12,000 shares of Class B Common Stock owned by trusts for the benefit of the children of Ms. Scheid, of which Ms. Scheid is a co-trustee together with Scott D. Scheid. Class A shareholdings also include 12,083 shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000. Does not include 1,000 shares of Class B Common Stock owned by Ms. Scheid's husband and over which Ms. Scheid does not have any voting power or investment power. Ms. Scheid disclaims beneficial ownership of the shares beneficially owned by her husband.

(6) Class A shareholdings include 12,083 shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000. Does not include 1,000 shares of Class B Common Stock owned by Mr. Gollnick's wife and over which Mr. Gollnick does not have any voting power or investment power. Mr. Gollnick disclaims beneficial ownership of the shares beneficially owned by his wife.

(7) Represents shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000.

(8) Does not include 600 shares of Class B Common Stock owned by Mr. Hartzell's wife and over which Mr. Hartzell does not have any voting power or investment power. Mr. Hartzell disclaims beneficial ownership of the shares beneficially owned by his wife.

(9) Does not include 100 shares of Class B Common Stock owned by Ms. Liberty's husband and over which Ms. Liberty does not have any voting power or investment power. Ms. Liberty disclaims beneficial ownership of the shares beneficially owned by her husband.

                                             (FOOTNOTES CONTINUED ON NEXT PAGE)

(FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(10) Wellington Management Company, LLP ("WMC") is an investment adviser to and parent holding company of Wellington Trust Company, NA ("WTC"), which beneficially owns 180,000 of the 582,000 shares of Class A Common Stock beneficially owned by WMC. WMC is an investment advisor to the Dow Employees' Pension Plan which beneficially owns 150,000 of the 582,000 shares of Class A Common Stock beneficially owned by WMC. The address of WMC and WTC is 75 State Street, Boston, Massachusetts 02109. The address of the Dow Employees' Pension Plan is c/o Dow Chemical, Dorinco 100, Midland, MI 48674.

(11) Putnam Investment Management, Inc. ("PIM") is an indirect wholly-owned subsidiary of Marsh & McLennan Companies, Inc. PIM is the investment advisor to the Putnam Capital Appreciation Fund which owns the 317,000 shares of Class A Common Stock beneficially owned by PIM. The address of PIM is One Post Office Square, Boston Massachusetts 02109.

(12) First Union Corporation ("FUC") is an investment advisor and parent holding company of First Union Securities, Inc. ("FUS"), Meridian Investment Company ("MIS"), and First Union National Bank ("FUNB"). FUS and MIS are investment advisors for mutual funds and other clients; the securities reported by these subsidiaries are beneficially owned by such mutual funds or other clients. FUNB holds securities reported in a fiduciary capacity for its respective customers. The address of FUC, FUS, MIS, and FUNB is One First Union Center, Charlotte, North Carolina, 28288.

AGREEMENT AMONG CLASS B STOCKHOLDERS

     The holders of the outstanding shares of Class B Common Stock and the Company are parties to an Amended and Restated Buy-Sell Agreement (the "Buy-Sell Agreement"). Pursuant to the Buy-Sell Agreement, no holder of shares of Class B Common Stock other than Alfred G. Scheid may, with limited exceptions, transfer Class B Common Stock or convert Class B Common Stock into Class A Common Stock without first offering such stock, in a specified order, to the Company, Alfred
G. Scheid, Scott D. Scheid and Heidi M. Scheid. The Buy-Sell Agreement applies to a broad range of transfers and dispositions other than transfers to (i) the Company, (ii) certain other Class B stockholders, (iii) a current or former spouse or direct lineal descendant of any Class B stockholder including, without limitation, adopted persons (if adopted during minority) and persons born out of wedlock, and excluding foster children and stepchildren, (iv) a trust under which all of the beneficiaries are persons described in clauses (ii) or (iii) above, and (v) a corporation, partnership or limited liability company, all of the equity interests of which are owned by persons or entities described in clauses (i), (ii), (iii) and (iv) above or corporations, partnerships and limited liability companies described in this clause (v). The Buy-Sell Agreement also grants an option, exercisable in a specified order, to the Company, Alfred
G. Scheid, Scott D. Scheid and Heidi M. Scheid, to purchase the shares of Class B Common Stock held by certain Class B stockholders at specified prices upon (A) the death of such Class B Stockholder, (B) the entry or imposition of certain judgments, levies or attachments affecting the shares of Class B Common Stock held by such stockholder, (C) certain bankruptcy or insolvency events affecting such stockholder or (D) in the case of Kurt J. Gollnick, the termination of his employment with the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CORPORATE HEADQUARTERS LEASE

     Pursuant to a five-year lease (the "Lease"), the Company leases the third floor of a three-story office building in Marina del Rey, a suburb of Los Angeles, from Tesh Partners, L.P., a limited partnership comprised of members of the Scheid family. The Company occupies 6,400 square feet and the rest of the building (approximately 4,600 square feet) is leased to unrelated parties. The general partner of Tesh Partners, L.P. is SVI-Cal and the limited partners are Alfred G. Scheid's four children, two of whom are Scott D. Scheid and Heidi M. Scheid, each an executive officer and a Director of the Company. The lease runs until June 2004 and the rent is $119,364 annually, plus an additional annual amount of $4,800 for parking. The Company believes that the terms of the Lease are at least as favorable to the Company as if the Lease were entered into with an unaffiliated third party.

CONSULTING AGREEMENTS

     The Company periodically consults with John L. Crary and Robert P. Hartzell, both Directors of the Company, on various matters relating to its business activities. The Company pays Messrs. Crary and Hartzell on an hourly basis, at varying rates depending on the nature of service being provided.

FUTURE TRANSACTIONS

     The Company does not have any current intentions to enter into any future transactions with related parties with respect to the acquisition or development of additional vineyard or other properties. The Company has adopted a policy requiring future transactions with affiliates to be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Scheid Vineyards Inc.


                            By: /s/ ALFRED G. SCHEID
                              ----------------------------
                                 Alfred G. Scheid
                               CHIEF EXECUTIVE OFFICER
                              (PRINCIPAL EXECUTIVE OFFICER)


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


         SIGNATURE                                       TITLE                                  DATE
         ---------                                       -----                                  ----
 /s/ ALFRED G. SCHEID                  Chairman of the Board and Chief Executive                 April 5, 2000
--------------------------------       Officer (Principal Executive Officer)
Alfred G. Scheid



 /s/ HEIDI M. SCHEID                   Vice President Finance, Chief Financial                   April 5, 2000
--------------------------------       Officer, Secretary, Treasurer and Director
Heidi M. Scheid                        (Principal Financial Officer)



 /s/ SCOTT D. SCHEID                   Vice President, Chief Operating Officer and               April 5, 2000
-------------------------------        Director
Scott D. Scheid



 /s/ JOHN L. CRARY                     Director                                                  April 5, 2000
--------------------------------
John L. Crary



 /s/ ROBERT P. HARTZELL                Director                                                  April 5, 2000
--------------------------------
Robert P. Hartzell
