Form 10QSB
period 2000-06-30
SCHEID VINEYARDS INC
filed 2000-08-11
CIK 1039213

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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
                                              Yes     X           No
                                                 ---------          --------

There were 5,540,755 shares outstanding of registrant's Common Stock, par value $.001 per share, as of August 10, 2000, consisting of 2,166,655 shares of Class A Common Stock and 3,374,100 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes      No  X
                                                                  ----    -----

==============================================================================

                              SCHEID VINEYARDS INC.
                                FORM 10-QSB INDEX

                                                                            Page No.
                                                                            --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

            a. Consolidated Balance Sheets at June 30, 2000 and                  3
               December 31, 1999

            b. Consolidated Statements of Operations for the three and six       4
               months ended June 30, 2000 and 1999

            c. Consolidated Statements of Cash Flows for the six months          5
               ended June 30, 2000 and 1999

            d. Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial Condition              7
        and Results of Operations

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                       12

Item 2. Changes in Securities and Use of Proceeds                               12

Item 3. Defaults Upon Senior Securities                                         12

Item 4. Submission of Matters to a Vote of Security Holders                     12

Item 5. Other Information                                                       12

Item 6. Exhibits and Reports on Form 8-K                                        13

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              June 30,         December 31,
                                                                                                2000               1999
                                                                                          -----------------   --------------
                                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...................................................             $           252   $          411
   Accounts receivable, trade..................................................                          33            1,177
   Accounts receivable, other..................................................                          --              581
   Inventories.................................................................                       5,201              673
   Supplies, prepaid expenses and other current assets.........................                         900              384
   Deferred income taxes.......................................................                         764               --
   Current portion of long-term receivable.....................................                         525              525
                                                                                          ------------------ -----------------
        Total current assets...................................................                       7,675            3,751
PROPERTY, PLANT AND EQUIPMENT, NET.............................................                      49,242           46,170
LONG-TERM RECEIVABLE...........................................................                       4,199            4,724
OTHER ASSETS, NET..............................................................                         735              575
                                                                                          ------------------ -----------------
                                                                                            $        61,851   $       55,220
                                                                                          =================  =================
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt...........................................             $         1,390   $        1,530
   Accounts payable and accrued liabilities....................................                       2,220            1,365
   Accrued interest payable....................................................                          10              409
   Income taxes payable........................................................                          --              297
   Deferred income taxes.......................................................                          --               60
                                                                                          ------------------ -----------------
        Total current liabilities..............................................                       3,620            3,661
LONG-TERM DEBT, NET OF CURRENT PORTION.........................................                      30,275           21,915
DEFERRED INCOME TAXES..........................................................                       1,087            1,087
                                                                                          ------------------ -----------------
         Total liabilities.....................................................                      34,982           26,663
                                                                                          ------------------ -----------------
STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value; 2,000,000 shares authorized; no
     shares issued and outstanding.............................................                          --               --
    Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized;
       2,193,755 and 2,310,463 and shares outstanding at June 30, 2000 and
       December 31, 1999, respectively
     Class B, $.001 par value; 10,000,000 shares authorized;
       3,374,100 shares issued and outstanding at June 30, 2000
       and December 31, 1999...................................................                           7                7
   Additional paid-in capital..................................................                      21,868           21,868
   Retained earnings...........................................................                      10,336           11,572
   Less: treasury stock; 1,131,558 and 1,014,850 Class A shares
     at cost at June 30, 2000 and December 31, 1999, respectively..............                      (5,342)          (4,890)
                                                                                          ------------------ -----------------
        Total stockholders' equity.............................................                      26,869           28,557
                                                                                          ------------------ -----------------
                                                                                             $       61,851   $       55,220
                                                                                          =================  =================

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE  30,                     JUNE  30,
                                                                         ------------------             ----------------
                                                                         2000           1999           2000           1999
                                                                         ----           ----           ----           ----
REVENUES:
   Sales.........................................................  $          67    $        45     $      116     $      295
   Vineyard management, services and other fees..................            236            226            388            413
                                                                   --------------   ------------    -----------    -----------
         Total revenues..........................................            303            271            504            708
COST OF SALES....................................................            126             22            144            180
                                                                   --------------   ------------    -----------    -----------
GROSS PROFIT.....................................................            177            249            360            528
   General and administrative expenses...........................            941            953          1,936          1,945
   Interest expense (income), net................................            268            (19)           484            (27)
                                                                   --------------   ------------    -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT...................................         (1,032)          (685)        (2,060)        (1,390)
INCOME TAX BENEFIT ..............................................            413            274            824            556
                                                                   --------------   ------------    -----------    -----------
NET LOSS.........................................................  $        (619)    $     (411)    $   (1,236)    $     (834)
                                                                   ==============   ============    ===========    ===========
BASIC AND DILUTED NET LOSS PER SHARE ............................  $       (0.11)    $    (0.07)    $    (0.22)    $    (0.14)
                                                                   ==============   ============    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING..............................          5,590          6,108          5,637          6,112
                                                                   ==============   ============    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                     -------------------
                                                                                                     2000           1999
                                                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................................    $    (1,236)  $       (834)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation, amortization and abandonments.............................................          1,178            778
     Deferred income taxes...................................................................           (824)          (556)
     Changes in operating assets and liabilities:
      Accounts receivable, trade.............................................................          1,144            726
      Accounts receivable, other.............................................................            581            398
      Inventories............................................................................         (4,528)        (3,649)
      Supplies, prepaid expenses and other current assets....................................           (516)          (103)
      Accounts payable and accrued liabilities...............................................            456          1,680
      Income taxes payable..................................................................            (297)        (2,480)
                                                                                                 ------------   ------------
        Net cash used in operating activities................................................         (4,042)        (4,040)
                                                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Long-term receivable......................................................................            525            562
   Additions to property, plant and equipment................................................         (4,283)       (10,240)
   Proceeds from sale of property, plant and equipment.......................................             33             --
   Other assets..............................................................................           (160)            (2)
                                                                                                 ------------   ------------
        Net cash used in investing activities................................................         (3,885)        (9,680)
                                                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt................................................................          9,550         12,614
   Repayment of long-term debt...............................................................         (1,330)        (1,376)
   Repurchase of common stock................................................................           (452)          (616)
                                                                                                ------------   ------------
        Net cash provided by financing activities............................................          7,768         10,622
                                                                                                ------------   ------------
        Decrease in cash and cash equivalents................................................           (159)        (3,098)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................            411          5,031
                                                                                                ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................   $        252   $      1,933
                                                                                                ============   =============

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and its results of operations for the three and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year. The Company's consolidated balance sheet as of December 31, 1999 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

         On August 8, 2000, the Company entered into a new long-term crop line of credit agreement with its principal bank. The new crop line expires on June 5, 2002, provides for maximum borrowings totaling $19,000,000, and replaces the Company's previous crop line of credit. The interest rate on borrowings under this crop line of credit is based upon the bank's "reference" or "cost of funds" rate.

         On July 21, 2000, the Company instituted a stock repurchase program in which the Company may spend up to $3 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on June 30, 2001, and replaces a previously existing repurchase program that was to expire on December 31, 2000, unless otherwise terminated at the discretion of the Board of Directors. Through August 10, 2000, the Company had repurchased 27,100 shares under this program for approximately $107,000. Under previous stock repurchase programs and other repurchases, the Company had repurchased approximately 1.1 million shares for an aggregate purchase price of approximately $5,346,000. The repurchase plans were initiated due to management's belief that the Company's stock was undervalued in the marketplace. The Company continues to explore a variety of alternatives to enhance shareholder value.

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

         The wine grape business is extremely seasonal. Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October. Because success of the Company's operations is dependent upon the results of the Company's annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized when revenues from grape sales are recognized. In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year. From time to time, the Company has, and may in the future, convert grapes into bulk wine for sale in years subsequent to the harvest year, which may impact quarterly results. These are significant factors in comparing quarterly operating results between fiscal years.

         Regarding the outlook for the upcoming harvest of 2000, the Company's vineyards experienced reasonably good weather in the spring, but were hit with a triple-digit heat wave in mid-May and another in early June. This primarily impacted the red grape varieties, which were in bloom at the time, and caused the developing grape clusters to retain fewer berries than normal, a condition known as "shatter". The result of shattered clusters is a lighter crop. The Company believes that its red varieties, which represent about 55% of acres in production, will produce a lighter crop than would be expected in a normal year. The Company believes that the white grape varieties were not as affected by the heat waves as the red grape varieties and that they are on track to produce a relatively average yield.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room. The Securities and Exchange Commission has issued Staff Accounting Bulletin 101, which deals with revenue recognition. The Company is currently evaluating this pronouncement but believes it will have no effect on the way it recognizes revenues.

         Sales (which is comprised of revenue from sales of wine grapes, bulk wine, and wine and wine- related merchandise) decreased by 61% to $116,000 in the six months ended June 30, 2000 from $295,000 in the 1999 period, a decrease of $179,000. Sales for the six months ended June 30, 2000 is comprised solely of wine and wine-related merchandise sold through the Company's tasting room. Sales for the six months ended June 30, 1999 is comprised of $215,000 in bulk wine sales and $80,000 from the sale of wine and wine-related merchandise. The Company sold all of the remaining amount of its 1997 bulk wine inventory in 1999. There were no bulk wine sales in 2000, which accounted for a significant portion of the decrease in sales from 1999 to 2000.

         Revenue from vineyard management, services and other fees decreased by 6% to $388,000 for the six months ended June 30, 2000 from $413,000 in the 1999 period, a decrease of $25,000. The decrease was primarily due to the elimination of an 83-acre vineyard management contract.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2000 was $360,000 compared to $528,000 for the six months ended June 30, 1999, a decrease of $168,000 or 32%. This decrease was primarily the result of the reduction in sales of bulk wine and the decrease in management fees from 1999 to 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,936,000 for the six months ended June 30, 2000 as compared to $1,945,000 in the 1999 period, a decrease of $9,000.

         INTEREST EXPENSE (INCOME), NET. Net interest expense was $484,000 for the six months ended June 30, 2000 and net interest income was $27,000 in the 1999 period, an increase of $511,000, and is comprised of the following:

                                                                                        2000                 1999
                                                                                        -----                 ----
Interest expense.........................................................      $        920,000      $       379,000
Less capitalized interest................................................              (426,000)            (373,000)
                                                                               ------------------    ----------------
Interest expense, net of amount capitalized..............................               494,000                6,000
Interest income..........................................................               (10,000)             (33,000)
                                                                               ------------------    ----------------
Interest expense (income), net...........................................      $        484,000      $       (27,000)
                                                                               ==================    ================

         Total interest expense increased in the 2000 period as a result of higher outstanding borrowings primarily as the result of expenditures for the continued development of Company-owned vineyards. Capitalized interest increased in the 2000 period due to the increased expenditures for vineyard acreage being improved or developed.

         INCOME TAX BENEFIT. The income tax benefit increased to $824,000 for the six months ended June 30, 2000 from $556,000 in the 1999 period.

         NET LOSS.   As a result of the above, the Company had a net loss for
the six months ended June 30, 2000 of $1,236,000 as compared to $834,000 in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

         SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. The Company had working capital at June 30, 2000 of $4,055,000 as compared to $90,000 at December 31, 1999, an increase of $3,965,000. The increase in working capital was primarily due to borrowings on long-term credit facilities to fund current year crop costs.

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

         The Company currently has credit lines that provide both short-term and long-term funds. The Company's "crop" line has maximum credit available of $19,000,000 and is intended to finance the Company's anticipated working capital needs. The current crop line expires June 5, 2002, and is secured by crops and other assets of the Company. There was $12,250,000 outstanding under the Company's crop line at June 30, 2000. The interest rate on this line is based on the bank's "reference" or "cost of funds" rate. At June 30, 2000, the weighted average interest rate on borrowings under this line of credit was 8.62%.

         SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $8,916,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At June 30, 2000, the outstanding amount owed by the Company under these facilities was $8,916,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At June 30, 2000, the weighted average per annum interest rate on these lines was 8.62%. These credit lines are secured by deeds of trust on underlying vineyard properties.

         The Company also has other long-term notes payable which, as of June 30, 2000, totaled approximately $5,775,000. The interest rate on each of these notes is based on the bank's "reference" or "cost of funds" rate. At June 30, 2000, the weighted average per annum interest rate on these notes was 8.61%. These notes are secured by deeds of trust on underlying vineyard properties.

         The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At June 30, 2000, the maximum available balance and the outstanding balance on this line of credit was $4,724,000. This line bears interest at the bank's reference rate (7.12% at June 30, 2000) and is repayable in six annual installments which began in January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

         The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. At June 30, 2000, the Company was in compliance with these covenants.

         Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the next twelve months. At August 10, 2000, the Company had $4,750,000 in borrowing availability under its long-term revolving credit facilities and crop line of credit.

         Management anticipates that capital requirements will continue to support expected improvements in the Company's existing vineyard properties and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $6 million in capital investment through December 31, 2001, and continued improvements and redevelopments of existing vineyards are expected to require approximately $6.5 million. In addition, the Company expects to invest approximately $2.5 million in equipment purchases. Of these expected capital requirements, the Company has expended approximately $2.4 million for the development of new vineyards, $1.3 million for the continued improvement and redevelopment of existing vineyards, and $0.5 million for equipment purchases for the six months ended June 30, 2000. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

         Cash used in operating activities was $4,042,000 for the six months ended June 30, 2000, compared to $4,040,000 for the same period in 1999, an increase of $2,000. The increase was primarily due to the increase in the net loss, and was offset by increases in depreciation expense, current year's crop inventories and the timing of the payment of 1998 income tax liabilities, which were not paid until March of 1999.

         Cash used in investing activities was $3,885,000 for the six months ended June 30, 2000, compared to $9,680,000 for the same period in 1999, a decrease of $5,795,000. The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company's existing vineyards. The Company completed the planting of its new 750-acre Mesa del Rio Vineyard in May of 1999, although improvements on these acres will continue until the vineyard begins to produce grapes.

         Cash provided by financing activities was $7,768,000 for the six months ended June 30, 2000, compared to $10,622,000 for the same period in 1999, a decrease of $2,854,000. Net borrowings under the Company's long-term credit lines were $8,220,000 in 2000 as compared to $11,238,000 in 1999.

Borrowings under the Company's long-term credit facilities have been used for vineyard development as well as to fund the current year's crop costs. In addition, the Company repurchased shares of its Class A Common Stock in the amount of $452,000 and $616,000 during the six-month periods ended June 30, 2000 and 1999, respectively.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements". These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company "believes," "anticipates," "expects," or words of similar import. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions, (ii) the potential effect on the Company's vineyards of certain diseases, insects and pests, including the glassy-winged sharpshooter, (iii) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs, (iv) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs, (v) consumer demand and preferences for the wine grape varieties produced by the Company, (vi) general health and social concerns regarding consumption of wine and spirits, (vii) the size and growth rate of the California wine industry, (viii) seasonality of the wine grape producing business, (ix) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,
(x) competition from other producers and wineries, (xi) proposed expansion of the Company's wine business, (xii) the Company's dependence on a small number of clients for the purchase of a substantial portion of the Company's grape production, (xiii) the availability of financing on terms acceptable to the Company, and (xiv) the Company's labor relations. These and other factors, risks and uncertainties are discussed in greater detail under the caption "Business - Cautionary Information Regarding Forward Looking Statements" in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 13, 2000. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward- looking statements to reflect subsequent events or circumstances.

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

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      The following exhibits are included herewith:

                   10.1 Credit Agreement, dated August 8, 2000, by and between Sanwa Bank California and Scheid Vineyards California Inc.

                   27.1 Financial Data Schedule (electronically filed herewith)

          (b)      Reports on Form 8-K

                   (i) Form 8-K filed May 26, 2000, announcing the Company's signing of a Purchase and Sale Agreement, whereby the Company's wholly-owned subsidiary, Scheid Vineyards California Inc., agreed to sell four of its vineyard properties totaling 1,350 acres for a purchase price of $21.3 million.

                   (ii) Form 8-K filed June 13, 2000, announcing the termination of a Purchase and Sale Agreement whereby the Company's wholly-owned subsidiary, Scheid Vineyards California Inc., had agreed to sell four of its vineyard properties totaling 1,350 acres for a purchase price of $21.3 million.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2000         SCHEID VINEYARDS INC.
                              /s/ Heidi M. Scheid
                              -----------------------
                              Heidi M. Scheid
                              Vice President Finance and Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial
                              and Accounting Officer