Form 10KSB/A
period 1999-12-31
SCHEID VINEYARDS INC
filed 2000-08-16
CIK 1039213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-3
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22857

                              SCHEID VINEYARDS INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                 77-0461833
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
              or organization)                              Number)


           13470 WASHINGTON BLVD.
        MARINA DEL REY, CALIFORNIA                           90292
 (Address of principal executive offices)                  (Zip Code)

                                 (310) 301-1555
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $12,844,000

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


Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

      THIS AMENDMENT REFLECTS UPDATED INFORMATION REGARDING THE BENEFICIAL OWNERSHIP OF THE CLASS A COMMON STOCK OF SCHEID VINEYARDS INC. (THE "COMPANY") AS OF APRIL 5, 2000.


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


                                                                    CLASS A COMMON STOCK                CLASS B COMMON STOCK
                                                                    BENEFICIALLY OWNED (1)              BENEFICIALLY OWNED (1)
                                                               ------------------------------       -----------------------------
                                                               NUMBER OF                            NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER (2)                        SHARES             PERCENTAGE        SHARES            PERCENTAGE
----------------------------------------                       ---------           ----------       ---------          ----------
Alfred G. Scheid (3)..................................         1,649,589               41.7         1,649,589              48.9
Scott D. Scheid (4)...................................           359,176               13.5           347,093              10.3
Heidi M. Scheid (5)...................................           369,176               13.8           357,093              10.6
Kurt J. Gollnick (6)..................................           312,896               11.9           300,093               8.9
John L. Crary (7).....................................             5,000                  *                 0               0.0
Robert P. Hartzell (7)(8).............................             5,000                  *                 0               0.0
Emily K. Liberty (9)..................................           309,066               11.8           309,066               9.2
Tyler P. Scheid.......................................           309,066               11.8           309,066               9.2
Wellington Management Company, LLP (10)...............           582,000               33.0                 0               0.0
First Union Corporation (11)..........................           271,872               11.8                 0               0.0
All executive officers and Directors
     as a group (6 PERSONS)...........................         2,700,837               53.9         2,653,868              78.7


*     Less than one percent.

(FOOTNOTES ON NEXT PAGE)

(FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(1) Except in the cases of Wellington Management Company, LLP and First Union Corporation (the "Institutional Holders") and for certain stock options exercisable for shares of Class A Common Stock as described in notes 4 through 6 below, all shares of Class A Common Stock reflected as beneficially owned by each person named in this table represent shares issuable upon conversion of the beneficial holder's shares of Class B Common Stock. Beneficial ownership and the percentages of the Class A Common Stock and Class B Common Stock outstanding have been determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. In the case of the Institutional Holders, the stockholdings reported reflect data set forth in the latest Schedule 13G furnished to the Company by the respective Institutional Holders or filed with the Securities and Exchange Commission.
(2) The address of each of the persons named in this table, other than the Institutional Holders, is c/o Scheid Vineyards Inc., 13470 Washington Boulevard, Marina del Rey, California 90292. The addresses of the Institutional Holders are set forth in notes 10 through 11 below. Scott D. Scheid, Heidi M. Scheid, Emily K. Liberty and Tyler P. Scheid are children of Alfred G. Scheid.
(3) Owned by Alfred G. Scheid as Trustee of the Alfred G. Scheid Revocable Trust dated October 8, 1992. Does not include 100,000 shares of Class B Common Stock owned by a revocable trust of which Mr. Scheid's wife is the sole trustee and over which Mr. Scheid does not have any voting power or investment power. Mr. Scheid disclaims beneficial ownership of the shares beneficially owned by his wife's trust.
(4) Includes 335,093 shares of Class B Common Stock owned by Scott D. Scheid and 12,000 shares of Class B Common Stock owned by trusts for the benefit of the children of Heidi M. Scheid, of which Mr. Scheid is a co-trustee together with Heidi M. Scheid. Class A shareholdings also include 12,083 shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000. Does not include 11,000 shares of Class B Common Stock owned by Mr. Scheid's wife and over which Mr. Scheid does not have any voting power or investment power. Mr. Scheid disclaims beneficial ownership of the shares beneficially owned by his wife.
(5) Includes 345,093 shares of Class B Common Stock owned by Heidi M. Scheid and 12,000 shares of Class B Common Stock owned by trusts for the benefit of the children of Ms. Scheid, of which Ms. Scheid is a co-trustee together with Scott D. Scheid. Class A shareholdings also include 12,083 shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000. Does not include 1,000 shares of Class B Common Stock owned by Ms. Scheid's husband and over which Ms. Scheid does not have any voting power or investment power. Ms. Scheid disclaims beneficial ownership of the shares beneficially owned by her husband.
(6) Class A shareholdings include 12,083 shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000. Does not include 1,000 shares of Class B Common Stock owned by Mr. Gollnick's wife and over which Mr. Gollnick does not have any voting power or investment power. Mr. Gollnick disclaims beneficial ownership of the shares beneficially owned by his wife.
(7) Represents shares that may be acquired upon the exercise of options granted under the Plan that are currently exercisable or may become exercisable prior to May 30, 2000.
(8) Does not include 600 shares of Class B Common Stock owned by Mr. Hartzell's wife and over which Mr. Hartzell does not have any voting power or investment power. Mr. Hartzell disclaims beneficial ownership of the shares beneficially owned by his wife.
(9) Does not include 100 shares of Class B Common Stock owned by Ms. Liberty's husband and over which Ms. Liberty does not have any voting power or investment power. Ms. Liberty disclaims beneficial ownership of the shares beneficially owned by her husband.


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

(11) First Union Corporation ("FUC") is an investment advisor and parent holding company of First Union Securities, Inc. ("FUS"), Meridian Investment Company ("MIS"), and First Union National Bank ("FUNB"). FUS and MIS are investment advisors for mutual funds and other clients; the securities reported by these subsidiaries are beneficially owned by such mutual funds or other clients. FUNB holds securities reported in a fiduciary capacity for its respective customers. The address of FUC, FUS, MIS, and FUNB is One First Union Center, Charlotte, North Carolina, 28288.


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


                              SCHEID VINEYARDS INC.


                            By: /s/ ALFRED G. SCHEID
                               -----------------------
                                Alfred G. Scheid
                             CHIEF EXECUTIVE OFFICER
                          (PRINCIPAL EXECUTIVE OFFICER)


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


              Signature                                 Title                                       Date
              ---------                                 -----                                       ----
 /s/ ALFRED G. SCHEID                  Chairman of the Board and Chief Executive                August 15, 2000
--------------------------------       Officer (Principal Executive Officer)
Alfred G. Scheid


 /s/ HEIDI M. SCHEID                   Vice President Finance, Chief Financial                  August 15, 2000
--------------------------------       Officer, Secretary, Treasurer and Director
Heidi M. Scheid                        (Principal Financial Officer)



 /s/ SCOTT D. SCHEID                   Vice President, Chief Operating Officer and              August 15, 2000
-------------------------------        Director
Scott D. Scheid


 /s/ JOHN L. CRARY                     Director                                                 August 15, 2000
--------------------------------
John L. Crary


 /s/ ROBERT P. HARTZELL                Director                                                 August 15, 2000
-----------------------
Robert P. Hartzell
