Form 10QSB
period 2000-09-30
SCHEID VINEYARDS INC
filed 2000-11-14
CIK 1039213

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
                                              Yes     X           No
                                                  ---------          --------
There were 5,528,555 shares outstanding of registrant's Common Stock, par value $.001 per share, as of November 13, 2000, consisting of 2,154,455 shares of Class A Common Stock and 3,374,100 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):
                                              Yes                 No    X
                                                  ---------          --------

================================================================================

                             SCHEID VINEYARDS INC.
                              FORM 10-QSB INDEX
                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

           a.     Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999                                     3

           b.     Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2000
                  and 1999                                                  4

           c.     Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and 1999             5

           d.     Notes to Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities and Use of Proceeds                         12

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                         2000               1999
                                                                      ------------      ------------
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents........................................   $     96           $    411
   Accounts receivable, trade.......................................     10,067              1,177
   Accounts receivable, other.......................................         --                581
   Inventories......................................................      2,197                673
   Supplies, prepaid expenses and other current assets..............        426                384
   Current portion of long-term receivable..........................        525                525
                                                                       --------           --------
        Total current assets........................................     13,311              3,751
PROPERTY, PLANT AND EQUIPMENT, NET..................................     51,596             46,170
LONG-TERM RECEIVABLE................................................      4,199              4,724
OTHER ASSETS, NET...................................................        838                575
                                                                       --------           --------
                                                                       $ 69,944           $ 55,220
                                                                       ========           ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt................................   $  1,390           $  1,530
   Accounts payable and accrued liabilities.........................      1,804              1,365
   Accrued interest payable.........................................        390                409
   Income taxes payable.............................................        542                297
   Deferred income taxes............................................        397                 60
                                                                       --------           --------
        Total current liabilities...................................      4,523              3,661
LONG-TERM DEBT, NET OF CURRENT PORTION..............................     35,025             21,915
DEFERRED INCOME TAXES...............................................      1,087              1,087
                                                                       --------           --------
         Total liabilities..........................................     40,635             26,663
                                                                       --------           --------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 2,000,000 shares authorized;
     no shares issued and outstanding...............................         --                 --
   Common stock,
     Class A, $.001 par value; 20,000,000 shares authorized;
       2,154,455 and 2,310,463 and shares outstanding at
       September 30, 2000 and December 31, 1999, respectively
     Class B, $.001 par value; 10,000,000 shares authorized;
       3,374,100 shares issued and outstanding at September 30,
       2000 and December 31, 1999...................................          7                  7
   Additional paid-in capital.......................................     21,868             21,868
   Retained earnings................................................     12,933             11,572
   Less: treasury stock; 1,170,858 and 1,014,850 Class A shares at cost at September 30, 2000 and December 31, 1999,
     respectively...................................................     (5,499)            (4,890)
                                                                       --------           --------
        Total stockholders' equity..................................     29,309             28,557
                                                                       --------           --------
                                                                       $ 69,944           $ 55,220
                                                                       ========           ========

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER  30,               SEPTEMBER  30,
                                                                       2000           1999          2000          1999
                                                                       ----           ----          ----          ----
REVENUES:
   Sales........................................................     $ 10,127       $    709      $ 10,243      $  1,004
   Vineyard management, services and other fees.................          178            219           566           632
                                                                     --------       --------      --------      --------
   Total revenues...............................................       10,305            928        10,809         1,636

COST OF SALES...................................................        5,108            482         5,252           662
                                                                     --------       --------      --------      --------
GROSS PROFIT....................................................        5,197            446         5,557           974
   General and administrative expenses..........................          934            897         2,870         2,842
   Interest expense (income), net...............................          (65)            45           419            18
                                                                     --------       --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT).............        4,328           (496)        2,268        (1,886)
INCOME TAX PROVISION (BENEFIT) .................................        1,731           (198)          907          (754)
                                                                     --------       --------      --------      --------
NET INCOME (LOSS)...............................................     $  2,597       $   (298)     $  1,361      $ (1,132)
                                                                     ========       ========      ========      ========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE ..................     $   0.47       $  (0.05)     $   0.24      $  (0.19)
                                                                     ========       ========      ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING.............................        5,547          6,038         5,607         6,087
                                                                     ========       ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                       SCHEID VINEYARDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                         2000               1999
                                                                         ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................         $  1,361           $ (1,132)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation, amortization and abandonments..............            1,550              1,200
     Deferred income taxes....................................              337               (754)
     Changes in operating assets and liabilities:
      Accounts receivable, trade..............................           (8,890)               111
      Accounts receivable, other..............................              581                398
      Inventories.............................................           (1,524)            (5,327)
      Supplies, prepaid expenses and other current assets.....              (42)               239
      Accounts payable and accrued liabilities................              420              1,520
       Income taxes payable...................................              245             (2,480)
                                                                       --------           --------
        Net cash used in operating activities.................           (5,962)            (6,225)
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Long-term receivable.......................................              525                457
   Additions to property, plant and equipment.................           (7,009)           (12,602)
   Proceeds from sale of property, plant and equipment........               33                 --
   Other assets...............................................             (263)              (106)
                                                                       --------           --------
        Net cash used in investing activities.................           (6,714)           (12,251)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in long-term debt.................................           14,300             17,969
   Repayment of long-term debt................................           (1,330)            (1,866)
   Repurchase of common stock.................................             (609)            (2,261)
                                                                       --------           --------
        Net cash provided by financing activities.............           12,361             13,842
                                                                       --------           --------


        Decrease in cash and cash equivalents.................             (315)            (4,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................              411              5,031
                                                                       --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................         $     96           $    397
                                                                       ========           ========

           See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and its results of operations for the three and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year. The Company's consolidated balance sheet as of December 31, 1999 included herein has been derived from the Company's audited financial statements as of that date included in the Company's Annual Report on Form 10-KSB. The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company's Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

         On July 21, 2000, the Company instituted a stock repurchase program in which the Company may spend up to $3 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on June 30, 2001, and replaces a previously existing repurchase program that was to expire on December 31, 2000, unless otherwise terminated at the discretion of the Board of Directors. Through November 13, 2000, the Company had repurchased 39,300 shares under this program for approximately $157,000. Under previous stock repurchase programs and other repurchases, the Company had repurchased approximately 1.1 million shares for an aggregate purchase price of approximately $5,346,000. The repurchase plans were initiated due to management's belief that the Company's stock was undervalued in the marketplace. The Company continues to explore a variety of alternatives to enhance shareholder value.

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

         The Company currently produces 19 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot and Sauvignon Blanc. Substantially all of the Company's current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room. The Securities and Exchange Commission has issued Staff Accounting Bulletin 101, which deals with revenue recognition. The Company has evaluated this pronouncement and believes that it does not effect the way it recognizes revenues.

         Sales increased by 920% to $10,243,000 in the nine months ended September 30, 2000 from $1,004,000 in the 1999 period, an increase of $9,239,000, and is comprised of the following:

                                                                          2000              1999
                                                                          ----              ----
    Grape sales................................................      $   9,993,000      $    617,000
    Bulk wine sales............................................                 --           215,000
    Wine and wine related merchandise..........................            250,000           172,000
                                                                     -------------      ------------
    Total Sales................................................      $  10,243,000      $  1,004,000
                                                                     =============      ============

         Through September 30, 2000, approximately 53% of the Company's producing acres had been harvested, as compared to only 7% at September 30, 1999. Due to a delay in beginning the 1999 harvest due to cool weather conditions, grape sales were almost entirely recognized in the fourth quarter.

         The Company sold all of the remaining amount of its 1997 bulk wine inventory in 1999.

         Revenue from vineyard management, services and other fees decreased by 10% to $566,000 for the nine months ended September 30, 2000 from $632,000 in the 1999 period, a decrease of $66,000. The decrease was primarily due to the elimination of an 83-acre vineyard management contract.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 was $5,557,000 compared to $974,000 for the nine months ended September 30, 1999, an increase of $4,583,000 or 471%. This increase was primarily the result of the increase in grape sales due to the timing of the harvests in 2000 and 1999 and increased yields per acre in 2000. The increase in grape sales was partially offset by the reduction in sales of bulk wine and the decrease in management fees from 1999 to 2000.

         Primarily as the result of an increase in yields per acre in 2000 compared to 1999, gross margin on grape sales increased to 49% in the 2000 third quarter as compared to 28% in the 1999 period.

         Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2,870,000 for the nine months ended September 30, 2000 as compared to $2,842,000 in the 1999 period, an increase of $28,000 or 1%.

         INTEREST EXPENSE (INCOME), NET. Net interest expense was $419,000 for the nine months ended September 30, 2000 as compared to $18,000 in the 1999 period, an increase of $401,000, and is comprised of the following:

                                                                             2000          1999
                                                                             ----          ----
    Interest expense...........................................      $   1,575,000      $    742,000
    Less capitalized interest..................................         (1,143,000)         (691,000)
                                                                     -------------      ------------
    Interest expense, net of amount capitalized................            432,000            51,000
    Interest income............................................            (13,000)          (33,000)
                                                                     -------------      ------------
    Interest expense (income), net.............................      $     419,000      $     18,000
                                                                     =============      ============

         Total interest expense increased in the 2000 period as a result of higher outstanding borrowings primarily as the result of expenditures for the continued development of Company-owned vineyards. Capitalized interest increased in the 2000 period due to the increased expenditures for vineyard acreage being improved or developed.

         INCOME TAX PROVISION (BENEFIT). The income tax provision increased $1,661,000 to $907,000 for the nine months ended September 30, 2000 from an income tax benefit of $754,000 in the 1999 period. The effective tax rate for both periods was 40%.

         NET INCOME (LOSS). As a result of the above, the Company had net income for the nine months ended September 30, 2000 of $1,361,000 as compared to a net loss of $1,132,000 in the 1999 period.

ANTICIPATED RESULTS FOR FISCAL YEAR ENDING DECEMBER 31, 2000

         The harvest of 2000 was completed on November 13, 2000 and the Company estimates that total tons harvested in 2000 are approximately 40% more than in 1999. The Company estimates that for the fiscal year ending December 31, 2000, it will record revenues in excess of $17,000,000, an increase of over 30% from fiscal 1999 revenues. Although the Company believes this estimate is realistic, it should be noted that not all information used to derive amounts due from customers has been finalized as of the date of this report and actual revenues may differ from those projected above. The Company cautions that historical amounts of cost of sales and other expenses deducted in arriving at net income, and historical and third quarter 2000 ratios of costs of sales and other expenses to revenues, should not be expected to provide an indication of gross profit or net income to be reported by the Company for fiscal 2000. See "--Special Note Regarding Forward-Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

         SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. The Company had working capital at

September 30, 2000 of $8,788,000 as compared to $90,000 at December 31, 1999, an increase of $8,698,000. The increase in working capital was due primarily to current year grape sale receivables.

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

         The Company currently has credit lines that provide both short-term and long-term funds. The Company's "crop" line has maximum credit available of $19,000,000 and is intended to finance the Company's anticipated working capital needs. The current crop line expires June 5, 2002, and is secured by crops and other assets of the Company. There was $17,000,000 outstanding under the Company's crop line at September 30, 2000. The interest rate on this line is based on the bank's "reference" or "cost of funds" rate. At September 30, 2000, the weighted average interest rate on borrowings under this line of credit was 8.57%.

         SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $8,916,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At September 30, 2000, the outstanding amount owed by the Company under these facilities was $8,916,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At September 30, 2000, the weighted average per annum interest rate on these lines was 8.47%. These credit lines are secured by deeds of trust on underlying vineyard properties.

         The Company also has other long-term notes payable which, as of September 30, 2000, totaled approximately $5,775,000. The interest rate on each of these notes is based on the bank's "reference" or "cost of funds" rate. At September 30, 2000, the weighted average per annum interest rate on these notes was 8.43%. These notes are secured by deeds of trust on underlying vineyard properties.

         The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At September 30, 2000, the maximum available balance and the outstanding balance on this line of credit was $4,724,000. This line bears interest at the bank's reference rate (7.11% at September 30, 2000) and is repayable in six annual installments which began in January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

         The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests. The credit facilities also prohibit the payment of cash dividends. At September 30, 2000, the Company was in compliance with these covenants.

         Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the next twelve months. At November 13, 2000, the Company had $1.2 million in borrowing availability under its long-term revolving credit facilities and crop line of credit.

         Management anticipates that capital requirements will continue to support expected improvements in the Company's existing vineyard properties and that this will result in the expenditure of the Company's available cash and additional borrowing under credit lines and/or new arrangements for term debt. The Company's planned new vineyard developments are expected to require approximately $6 million in capital investment through December 31, 2001, and continued improvements and redevelopments of existing vineyards are expected to require approximately $6.5 million. In addition, the Company expects to invest approximately $2.5 million in equipment purchases. Of these expected capital requirements, the Company has expended approximately $4.7 million for the development of new vineyards, $1.7 million for the continued improvement and redevelopment of existing vineyards, and $0.6 million for equipment purchases during the nine months ended September 30, 2000. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

         Net cash used in operating activities was $5,962,000 for the nine months ended September 30, 2000, compared to $6,225,000 for the same period in 1999, a decrease of $263,000. The decrease was primarily due to the increase in the percentage of acreage harvested by September 30, 2000 over the 1999 period. This increase resulted in an increase in net income and the related income tax accounts, an increase in trade accounts receivable and a decrease in crop inventories from the 1999 period to the 2000 period.

         Net cash used in investing activities was $6,714,000 for the nine months ended September 30, 2000, compared to $12,251,000 for the same period in 1999, a decrease of $5,537,000. The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company's existing vineyards. The Company completed the planting of its 750-acre Mesa del Rio Vineyard in May of 1999, although improvements on these acres will continue until the vineyard begins to produce grapes.

         Net cash provided by financing activities was $12,361,000 for the nine months ended September 30, 2000, compared to $13,842,000 for the same period in 1999, a decrease of $1,481,000. Net borrowings under the Company's long-term credit lines were $12,970,000 in 2000 as compared to $16,103,000 in 1999. Borrowings under the Company's long-term credit facilities have been used for vineyard development as well as to fund the current year's crop costs. In addition, the Company repurchased shares of its Class A Common Stock in the amount of $609,000 and $2,261,000 during the nine-month periods ended September 30, 2000 and 1999, respectively.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2000 Annual Meeting of Stockholders on September 28, 2000. A total of 1,991,944 shares of Class A Common Stock and 3,374,100 shares of Class B Common Stock, or 91.9% and 100.0%, respectively, of the stockholders of record as of August 31, 2000, were present or represented at the meeting.

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

         The following persons were elected to the Board of Directors of the Company by the Class A stockholders, each of whom was an existing director at that time: John L. Crary and Robert P. Hartzell. The number of shares voting in favor of each nominee was 1,981,526, the number voting against was 10,418 and the number of shares withholding votes was 174,611.

         The following persons were elected to the Board of Directors of the Company by the Class B stockholders, each of whom was an existing director at that time: Alfred G. Scheid, Scott D. Scheid and Heidi M. Scheid. The number of shares voting in favor of each nominee was 3,374,100.

         No other persons were nominated for election to the Board of Directors.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are included herewith:

               27.1     Financial Data Schedule (electronically filed herewith)

         (b)   Reports on Form 8-K

               None
                                  Page 13 of 14

                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000                        SCHEID VINEYARDS INC.

                                               /s/ HEIDI M. SCHEID
                                               --------------------------------
                                               Heidi M. Scheid
                                               Vice President Finance and Chief
                                               Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial
                                               and Accounting Officer