Form 10KSB40
period 2000-12-31
SCHEID VINEYARDS INC
filed 2001-04-02
CIK 1039213

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its most recent fiscal year:    $17,374,000

    Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market National Market System on March 29, 2001: $7,241,000. The voting stock held by non-affiliates on that date consisted of 2,145,455 shares of Class A Common Stock.

    Number of shares outstanding of each of the issuer's classes of common stock at March 29, 2001:

                    Class A  2,145,455    Class B  3,374,100

    Portions of the registrant's Proxy Statement for its June 12, 2001 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.

    Transitional Small Business Disclosure Format (check one)  Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               FORM 10-KSB INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
Note Concerning Forward-Looking Statements............................      3

                                     PART I

Item 1.   Description of Business.....................................      3

Item 2.   Description of Properties...................................     20

Item 3.   Legal Proceedings...........................................     20

Item 4.   Submission of Matters to a Vote of Security Holders.........     20

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....     20

Item 6.   Management's Discussion and Analysis or Plan of Operation...     21

Item 7.   Financial Statements........................................     25

Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................     25

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the Exchange
          Act.........................................................     25

Item 10.  Executive Compensation......................................     26

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     26

Item 12.  Certain Relationships and Related Transactions..............     26

Item 13.  Exhibits and Reports on Form 8-K............................     26

Signatures............................................................     31

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

                                     PART I

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

    The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon, Pinot Noir and Sauvignon Blanc. The Company believes that its customers contract with SVI to assure a consistent, reliable source of high-quality premium grapes for their wines. The Company's largest winery customer is United Distillers and Vintners North America, a subsidiary of Diageo plc ("UDV"), the eighth largest U.S. winery in terms of 2000 case shipments. Grape purchase contracts with UDV cover 55% of the Company's acreage and accounted for approximately 73% and 76% of the Company's 2000 and 1999 total revenues, respectively. UDV's labels include BV COASTAL, GLEN ELLEN, BEAULIEU VINEYARD AND BLOSSOM HILL.

    The Company also has long-term grape purchase contracts with Constellation Brands, Inc.(formerly Canandaigua Brands, Inc.) ("Constellation"), the second largest U.S. winery in terms of case shipments in 2000. Constellation's labels include MYSTIC CLIFFS, FRANCISCAN OAKVILLE ESTATES, SIMI, ESTANCIA, VENDANGE, TALUS, NATHANSON CREEK, PAUL MASSON, ALMADEN, DEER VALLEY AND DUNNEWOOD. In addition, the Company also has long-term grape purchase agreements with other well-known producers of ultra premium wines, including Beringer Wine Estates, Chalone Wine Group, The Hess Collection Winery, David Bruce Winery and Morgan Winery.

    The Company sells the majority of its wine grape production under long-term grape purchase contracts. The terms of the Company's grape purchase contracts extend to between 2001 and 2014, and generally have "evergreen" provisions requiring two or three years' prior written notice of termination. These contracts generally require the customers to purchase substantially all of the Company's production from specified vineyards at a formula price based upon the previous harvest year's sales prices in California's leading coastal regions, including Napa, Sonoma, Mendocino and Monterey Counties.

    The Company believes that selling its production through long-term contracts allows it to attain reliable sources of revenues and profits not available through sales on the yearly spot market or short-term contracts with wineries. This, in turn, has allowed the Company to implement long-term programs to redevelop and upgrade its older vineyards and develop new vineyard properties. The Company's ongoing redevelopment and improvement program began in 1993 with the aim of changing low priced, low demand varieties such as Chenin Blanc and French Colombard to higher priced, high demand varieties such as Chardonnay, Cabernet Sauvignon and Merlot. In addition, the Company sought to increase the quality of its wine grapes through innovative farming techniques. Because it takes from five to six years for a vineyard to reach full production, the Company anticipates increases in average yields until its redeveloped and newly developed vineyards reach full maturity, subject to weather conditions and other agricultural risks. See "--Cautionary Information Regarding Forward-Looking Statements-Agricultural Risks".

    The Company's executive offices are currently located at 13470 Washington Blvd., Marina del Rey, California 90292, telephone number (310) 301-1555, and its vineyard headquarters compound is located at 1972 Hobson Avenue, Greenfield, California 93927. See "--Recent Developments-Relocation of Executive Offices."

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

RECENT DEVELOPMENTS

    2000 HARVEST. For the year 2000, the Company harvested approximately 10,700 tons of wine grapes, a 39% increase from the 1999 harvest of 7,700 tons. This increase is primarily due to more favorable growing conditions in 2000 and approximately 15% more acres in partial or full production. The Company's white wine grape varieties, primarily Chardonnay, produced what the Company would consider "average" yields. Red wine grape varieties, primarily Cabernet Sauvignon and Merlot, were impacted by severe heat waves in mid-May and early June and produced a below average crop. The prior year's harvest of 1999 was substantially below historical average yields due to a prolonged cold spell in the coastal growing regions of California.

    2001 GRAPE PRICES. Based on the 2000 Final Grape Crush Report (from which the Company's 2001 grape prices are primarily determined), the Company anticipates receiving prices for the majority of its 2001 crop ranging from a slight decrease to a moderate increase from the prices received for the same varieties in 2000. See "The Company's Grape Production Operations-Grape Sales-Pricing."

    RELOCATION OF EXECUTIVE OFFICES. On March 29, 2001, the Company announced that it will be relocating its executive offices from Marina del Rey, California to 305 Hilltown Road, Salinas, California. The purpose of the relocation is to place the Company's executive office in greater proximity to the Company's vineyards. In conjunction with the relocation, certain of the Company's employees have been offered a relocation package, including monetary payments intended to reimburse such employees for the time and expenses associated with their move, and other employees who will not be relocating have been offered a severance package. The Company anticipates that the total one-time expense of relocating the executive offices, including relocation packages, severance packages, moving expenses and tenant improvements, will be between $500,000 and $600,000 and will be entirely incurred in 2001.

    STOCK REPURCHASE PROGRAM. On July 21, 2000, the Company instituted a stock repurchase program in which the Company may spend up to $3 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on June 30, 2001, and replaces a previously existing repurchase program that was to expire on December 31, 2000. Through December 31, 2000, the Company had repurchased 39,300 shares under this program for approximately $157,000. Under previous stock repurchase programs, the Company repurchased 116,708 shares in 2000 for an aggregate purchase price of approximately $452,000. In previous years, the Company repurchased 1,014,850 shares for an aggregate purchase price of approximately $4,890,000. The repurchase plans were initiated due to management's belief that the Company's stock was undervalued in the market place. The Company continues to explore a variety of alternatives to enhance shareholder value.

COMPANY STRATEGY

    The Company's strategic objective is to become the leading independent producer of premium varietal wine grapes in California. The Company believes that its success to date has resulted from execution of a coherent strategy that includes the following elements:

    PRODUCE HIGH VALUE PREMIUM WINE GRAPES. The Company has consistently emphasized production of high value wine grapes that its customers can use to produce premium varietal wine. These varieties principally include Chardonnay, Cabernet Sauvignon and Merlot, in addition to other varieties that command premium prices. Throughout its history, SVI has consistently provided its customers with wine grapes that meet demanding specifications for quality, as measured by sugar content and other objective characteristics. The Company has initiated several new programs in a continuing effort to remain a top quality producer, including regulated deficit irrigation on appropriate varieties, upgrades to certain trellis systems to improve wind and light infiltration, and experimentation with various new fungicides, fertilizers, pesticides and herbicides. The Company believes it has developed an excellent reputation in the grape producing industry due to its emphasis on quality and performance. See "The Company's Grape Production Operations Grape Production."

    CONTINUE LONG-TERM RELATIONSHIPS WITH LEADING WINE PRODUCERS. The Company has had grape purchase contracts with UDV and its predecessors since 1972 and with Constellation and its predecessors since 1979. More recently, SVI has been contracting for grape sales with additional wineries with reputations for producing excellent wines such as Beringer Wine Estates, Chalone Wine Group and The Hess Collection Winery. Substantially all of the Company's production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006 with pricing arrangements the Company considers favorable. See "The Company's Grape Production Operations Grape Sales." The Company believes that its utilization of long-term contracts allows it to build long-term and mutually beneficial relationships with its customers and attain reliable sources of revenues not readily available to producers relying on the yearly spot market or short-term contracts with wineries.

    MAXIMIZE REVENUES AND PROFITABILITY PER ACRE. The Company invests in new equipment and the development of new and improved viticultural practices in order to increase the productivity and efficiency of its vineyards. These practices include methods of interplanting grape vines to increase vine density, new trellising systems designed to support more grape production while maintaining quality, and other state-of-the-art vineyard practices that facilitate increased production and mechanization. Because increased yields per acre do not significantly increase fixed or variable costs of operating vineyards, productivity improvements contribute substantially to gross profits. Due to its continuing redevelopment and improvement program on approximately 2,500 acres since 1993, the Company believes that much of its acreage is now capable of producing significantly more higher value and better quality grapes. See "The Company's Grape Production Operations Viticultural Practices".

    DEVELOP HIGH QUALITY VINEYARD PROPERTIES. The Company has a disciplined property development strategy in order to increase its productive capacity and leverage its available management and equipment resources. The Company's criteria for land and vineyard acquisitions emphasizes value concepts intended to maintain long-term rates of return within certain ranges, although no assurances can be given regarding the profitability of any vineyard development or acquisition. Currently, approximately 1,360, or one-third of the Company's net vine acres, are not yet in production or are only partially productive and it is expected that all or nearly all of these net vine acres will not be at or near full production until 2005. Although the Company believes that there may be opportunities to purchase or lease undeveloped land suitable for wine grape vineyards and acquire existing vineyards, at this time, SVI is not actively pursuing additional vineyard development projects. The Company is focusing its efforts on completing the 1,360 acres of high quality vineyard which is not yet mature and contracting the resultant wine grape production to winery clients. See "--New Vineyards and Redevelopment of Existing Vineyards".

CALIFORNIA WINE AND GRAPE INDUSTRY

    The market for California premium varietal table wines has grown significantly over the last 20 years. Since 1980, California premium wine revenues have increased at an average 18% compound annual rate to approximately $5.5 billion, or approximately 87% of total California table wine revenues of approximately $6.3 billion in 2000, according to Gomberg, Fredrikson & Associates. This growth was fueled by the high premium wine segment ($7 and over per 750 ml. bottle), as consumers continued to shift upward in purchase patterns. In 2000, high premiums represented 27% of California traditional table wine volume and contributed approximately 59% of industry revenues. According to ACNielsen/ Adams, the greatest absolute volume growth in food stores was in the $7 to $10 per 750 ml. bottle price category, which grew by 1.3 million cases, up 22%. Brands at higher price points also grew rapidly. From a smaller base, wines in the $10 to $14 per 750 ml. bottle category increased 23%, while wines in the $14 and over segment climbed 18%. In contrast, wines in the fighting varietal price range of $3 to $7 per 750 ml. bottle grew by only 3%. Exports of California bottled wine have also grown significantly, increasing over 300% in the last 10 years, from 4.8 million cases in 1990 to 19.3 million cases in 2000.

    For California wine grapes, the 2000 harvest produced a record crop. Approximately 3.3 million tons of wine grapes were crushed in California, a 27% increase from the 2.6 million tons crushed in 1999 and a 14% increase from the previous record of 2.9 million tons in 1997. California wine grape growers received prices in 2000 that were, on average, slightly below the 1999 prices. The 2000 average price of all varieties was $570.80 per ton, down 3% from 1999. For growers in California grape pricing district 7 (Monterey and San Benito Counties), the average price decreased by 7%, from $1,347.88 per ton in 1999 to $1,256.22 per ton in 2000. This decline was primarily due to the average price of white wine grape varieties, which decreased by 10%. See "The Company's Grape Production Operations-Grape Sales-Pricing."

    The record crop of 2000 has had a big impact on grape and bulk wine prices for some varietals perceived to be in oversupply. The largest drop in prices occurred in the Central Valley, an area which produces more than 70% of the state's wine grapes and whose production is largely destined for the generic and jug wine market. Prices for grapes in the coastal regions remain strong, however, recent plantings of new vineyards, yield enhancements through technological advances and other factors are expected to further increase the supply of coastal wine grapes in future harvests and reduce prices.

THE COMPANY'S GRAPE PRODUCTION OPERATIONS

    VINEYARD OPERATIONS

    SVI currently owns or manages approximately 6,000 acres of wine grape vineyards in Monterey and San Benito Counties. These properties consist of approximately 4,400 acres in Monterey County operated for the Company's own account and approximately 1,600 acres operated under management contracts for others. Of the Company's approximately 4,080 net vine acres of wine grapes, approximately 67% are in full production, 24% are in partial production, and 9% are non-producing. The Company sells the majority of its wine grape production under long-term grape purchase contracts. Approximately 75% of the Company's total acres and 96% of the Company's fully-producing acres are currently contracted for sale to winery clients. Approximately 70% of the Company's total acres are contracted through at least the harvest of 2003, and approximately 52% are contracted through at least the harvest of 2006.

    GRAPE PRODUCTION

    SVI's acreage of higher value varieties (E.G., Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir and Sauvignon Blanc) has increased in recent years due to changes in product mix through grafting and replanting of the Company's original vineyards, the acquisition of a vineyard, and the development of new vineyards. In addition, yield potential has been increased through interplanting which increases vine density and improvements in wine grape production technology and know-how. See "Viticultural Practices." In 1993, the Company began a major improvement and refurbishment program and took many acres out of production temporarily in order to graft the original vines or replant new rootstock. This planned decline in grape production caused grape sales revenues for 1993 and 1994 to be lower than they otherwise would have been and resulted in a significant decline in tonnage produced through 1996. In 1996, as replanted acreage started to mature, production of high value premium varieties increased. In addition, the Company acquired a 370-acre vineyard in June 1997 and developed into new vineyards approximately 54 acres in 1996, 316 acres in 1997, 322 acres in 1998 and 740 acres in 1999.

    The Company believes that its potential production of high value wine grapes in these vineyards will increase for the next few years as replanted, interplanted and newly planted vines continue to mature. However, while potential production may increase, actual grape production varies according to the variety of grape produced, weather, vine density, the quality and type of soil, water conditions, and other factors, and no assurances can be given that such production increases will occur with any predictability or at all. The following table shows SVI's net vine acres by variety from 1996 to 2001, total tons produced from 1996 to 2000, and tons produced by variety for 2000:

                 NET VINE ACRES OWNED BY SVI AND TONS PRODUCED

                                                                                       NET VINE
                                                                                         ACRES                             TONS
                                                      ---------------------------------------------------------------------------
VARIETY                                                 1996       1997       1998       1999       2000       2001        2000
-------                                               --------   --------   --------   --------   --------   --------    --------
Chardonnay..........................................      756        901        881     1,002      1,057      1,374        4,025
Merlot..............................................      454        506        555       555        556        556        2,497
Cabernet Sauvignon..................................      274        296        297       441        748        776        1,383
Sauvignon Blanc.....................................      133        133        122       238        240        240          862
Pinot Noir..........................................       --        102        104       133        160        387          422
Syrah...............................................       --         --         26        64         62        174          411
Gewurztraminer......................................      103        103         82        82         82         82          405
Zinfandel...........................................       83         83         83        86         86         86          314
White Riesling......................................       83         87         87        58         58         58          238
Valdiguie...........................................       39         39         20        20         20         20           74
Petite Sirah........................................       --         --         --        --         31         31           35
Grenache(1).........................................       28         28         28         2          2          2           10
Semillon............................................       --         26         --         3          3          3            6
Souzao..............................................       --         10         11        11          1          1           --
Chenin Blanc........................................      187         84         84        --         --         --           --
Others..............................................       --         --         --        30         25         25           11
Replants/Grafts(2)..................................      164        255        328       295        209         64           --
New Acreage(3)......................................       54        374        632     1,060        740        201           --
                                                       ------     ------     ------     -----      -----      -----       ------
Total Net Vine Acres................................    2,358      3,027      3,340     4,080      4,080      4,080           --
                                                       ======     ======     ======     =====      =====      =====       ======
Total Tons Produced.................................   11,241     15,610     10,932     7,693         --         --       10,693
                                                       ======     ======     ======     =====      =====      =====       ======

--------------------------

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

    GRAPE SALES

    PRIMARY CUSTOMERS. The wine grape tonnage harvested from the Company's approximately 3,130 net vine acres in production in 2000 (I.E., excluding vineyards under development or redevelopment) is largely subject to grape purchase contracts with a small number of well-known wine producing companies. The largest set of these contracts, representing approximately 80% of the Company's 2000 grape sales revenues and 73% of the Company's 2000 total revenues, is with UDV. UDV is a unit of Diageo plc, one of the world's largest wine and spirits sales companies, which is headquartered in the United Kingdom. In 2000, UDV was California's eighth largest wine producing company with shipments of approximately 5.2 million cases of wine. The Company's contractual relationship with UDV's predecessor began in 1972 and has been continuous since that time. The Company believes that it is currently the largest supplier of wine grapes to UDV. The Company has sales contracts for substantially all of the balance of its current wine grape production with other wine producers, including Constellation, Beringer Wine Estates, Chalone Wine Group and The Hess Collection Winery. The Company also manages, as a contract vineyard operator, an aggregate of approximately 1,600 acres of wine grapes for UDV and Constellation. See "Vineyard Management Contracts."

    The terms of the Company's grape purchase contracts generally require the customers to purchase substantially all of the Company's production from specified vineyards at a formula price based upon the previous harvest year's sales prices for specified districts as reported in the Final Grape Crush

Report published by the California Department of Food and Agriculture ("CDFA"). See "Pricing." The contracts generally require the Company to deliver grapes meeting specified sugar levels and other quality measurements. Substantially all of the contracts call for payment in full within 30 days of delivery of the crop to the customer.

    The terms of the Company's long-term grape purchase contracts extend to between 2001 and 2014. Contracts covering the majority of SVI's acreage extend to 2006 and have "evergreen" renewal provisions whereby the contracts continue until either party gives a two or three years' prior written notice of termination. The Company believes that these evergreen provisions allow it time either to renegotiate the contract with its contracting customer or to find a new customer for the grape production before the contract terminates. See "--Cautionary Information Regarding Forward-Looking Statements--Dependence on Major Customers; Renewal of Grape Purchase Agreements."

    The Company has enjoyed excellent relationships with its customers that have been built over many years of satisfying their needs for quality, timely delivery and service. Long-term supply arrangements benefit customers by providing a significant, reliable supply of high-quality grapes at predictable prices, and the Company believes that in many respects UDV and Constellation prefer their supply arrangements with the Company to the purchase of comparable amounts of grapes on the open market from multiple producers. These contracts also benefit the Company by providing reliable sources of revenues. SVI believes that these contracts are one of the major reasons for its past success, and it plans to rely upon these and similar contracts in the future. While contract terms are typically a function of market factors and it is not possible to know what the terms of the Company's future grape purchase arrangements will be, it is probable that any renewal or replacement of the Company's UDV and Constellation contracts, the majority of which will expire in 2006, and any purchase agreements covering new vineyards will have different terms. Among other potential contract terms, the Company intends to consider entering into long-term grape purchase contracts with generally fixed maximum and minimum prices per acre instead of prices per ton that are subject to annual variation. It is anticipated that such acreage contracts would provide for the customer to bear more of the crop risk than is typically borne by the Company under a tonnage contract.

    PRICING. Each year the CDFA publishes the Grape Crush Report on a preliminary basis on or around February 10, with a final report published on or around March 10. The Grape Crush Report discloses the prices, tons and certain quality standards of all grapes crushed for wine from each of California's 17 wine grape producing districts in the grape harvest of the previous autumn. The report is relied upon heavily by wineries and wine grape producers to negotiate contracts and establish grape prices, as well as by financial and other institutions who serve the wine industry.

    SVI's contract grape prices are established each year by formulas which are different for each of its customers. However, substantially all of its contracts utilize a formula which is used to calculate a price for each wine grape variety based on the previous year's prices in several specified CDFA reporting districts. For example, grapes from the Company's 2001 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 2000 harvest reported in the Final Grape Crush Report published March 9, 2001. This enables both the Company and its customers to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year's harvest. These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices. The Company's grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino County grapes, which tend to be higher than prices for the same varieties produced in Monterey County. Some recent agreements use pricing formulas that are based more heavily on Monterey County data, which may also be the case for the renewal or replacement of the UDV and Constellation agreements and additional agreements covering new or replanted vineyards.

    The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of grapes for the primary varieties it has produced since 1996 based on the pricing formulas of its various tonnage-based grape purchase contracts. Tonnage-based grape purchase contracts cover approximately 72% of the Company's currently producing acreage.

               WEIGHTED AVERAGE PRICES PER TON RECEIVED BY SVI(1)

VARIETY                                                1996       1997       1998       1999       2000     2001(2)
-------                                              --------   --------   --------   --------   --------   --------
Cabernet Sauvignon.................................   $1,193     $1,425     $1,571     $1,658     $1,747     $2,124
Chardonnay.........................................    1,188      1,444      1,577      1,577      1,647      1,618
Gewurztraminer.....................................      663        825        908        959        988        943
Merlot.............................................    1,184      1,432      1,532      1,533      1,516      1,552
Petite Sirah.......................................       --         --         --         --      1,240      1,315
Pinot Noir.........................................       --      1,371      1,555      1,727      1,781      1,785
Sauvignon Blanc....................................      742        902      1,027      1,084      1,160      1,254
Syrah..............................................       --         --      1,135      1,319      1,468      1,445
Valdiguie..........................................      603        717        885        858        890        887
White Riesling.....................................      624        803        832        847        852        854
Zinfandel..........................................      790        971      1,096      1,217      1,347      1,473

------------------------

(1) Prices for premium varieties have increased in recent years largely as a result of supply and demand conditions. Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will match or exceed historical prices.

(2) Price estimates for 2001 are based upon existing contracts, Company production and sales estimates for contracted acres, and the 2000 Final Grape Crush Report released March 9, 2001. These weighted average prices per ton do not include estimated production and sales of uncontracted vineyard acres. The Company anticipates that prices for grapes produced from uncontracted acres will be lower than those from its contracted acres.

    VITICULTURAL PRACTICES

    The Company continually investigates and experiments to develop enhanced viticultural practices in order to improve the quality of grapes it produces and the yields of its vineyards. Innovations developed or employed by SVI over the past ten years have included new grafting methods, interplanting, new trellis designs and improved machine harvesting technology and practices. The Company also employs reduced deficit irrigation on appropriate varieties and has experimented with various new fungicide, fertilizers, pesticides and herbicides.

    VINEYARD PRODUCTION CYCLE

    The vineyard production cycle begins each year in December, after completion of harvest. From December through March vines are pruned and tied to trellises, and damaged stakes, trellises, irrigation systems and other vineyard components are repaired or refurbished. After winter rains end, irrigation and cultivation of the vineyards begin and continue through the harvest season. Herbicides are applied as needed through the summer. Necessary applications of pesticides and fertilizer begin in the spring and continue until harvest. Grafting and planting also generally take place in the first four or five months of the year. As growth of the vines accelerates beginning in late spring, they are trained and tied, and excess leaves are sometimes pulled to promote more efficient growth of vines and fruit. Depending on the rate at which fruit ripens, harvest typically begins in late-August to mid-September and is completed by the end of October or early November. Direct farming costs currently range from $2,300 to $3,000 per acre over the course of the year for vineyards in full production, and revenues are realized at the time of harvest. Approximately one-half of annual production costs are incurred by June 30.

    CAPITAL INVESTMENT REQUIREMENT FOR ACQUISITION, DEVELOPMENT AND IMPROVEMENT
     OF VINEYARDS

    Because of the increasing demand for premium wine, the Company's customers as well as other wineries have been seeking additional long-term sources of premium wine grapes. Accordingly, part of the Company's strategy has been to expand its operations and grape production through the development of bare land into vineyards, the acquisition of existing vineyards, and the redevelopment of the Company's older vineyards. As discussed below, the Company has implemented this strategy through the lease in 1998 of approximately 740 acres of bare land located near the Company's vineyard headquarters and currently being developed into vineyards, the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of approximately 520 acres of bare land in Hames Valley it has developed into vineyards and the redevelopment of the Company's existing vineyards begun in 1993.

    Generally, significant amounts of fruit are not produced for three years from newly planted vines and for two years from vines which are grafted to a new variety. During this time, the Company incurs significant development and production costs that are not offset by revenues from these vineyards and must be financed from other sources. Newly planted vines that are four to five years of age and grafted vines that are three to four years of age generally begin to produce grapes in sufficient quantities to cover production costs and contribute to gross profit, subject to some variation due to the effects of factors such as weather conditions, geographic location, variety of grape grown, vine density, quality and type of soil, and water quality.

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

                   MATURITY LEVELS OF SVI'S NET VINE ACRES(1)

                                                                                      CROP YEAR
                                                           ---------------------------------------------------------------
                                                             2000       2001       2002       2003       2004       2005
                                                           --------   --------   --------   --------   --------   --------
Acres five or more years old (at or near full
  production)............................................   2,209      2,716      3,167      3,706      3,857      4,080
Acres three and four years old (partial production)......     921        990        690        374        223         --
Acres one and two years old (not in production)..........     950        374        223         --         --         --
                                                            -----      -----      -----      -----      -----      -----
  Total Acres............................................   4,080      4,080      4,080      4,080      4,080      4,080
                                                            =====      =====      =====      =====      =====      =====

------------------------

(1) The net vine acreage shown above is SVI's planted acreage only. It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

    If the Company's vineyards under development mature consistently with historical experience and no significant problems are encountered, they should be at or near their full productive capacity in or about 2005. Therefore, acquisitions of producing vineyards will be required prior to 2005 to achieve production increases in excess of those anticipated from the Company's existing vineyards. In addition, acquisitions of producing vineyards or open land suitable for vineyard development will be required to sustain productivity increases after 2005 and moderate any productivity losses from the Company's existing vineyards due to grafting to new varieties and various other factors that take vineyards out of production from time to time. See "--Uncertainty of Revenue Growth," "--Capital Requirements," and "--Risks Associated with Business Expansion and Acquisition Strategy" under "--Cautionary Information Regarding Forward-Looking Statements" below.

    NEW VINEYARDS AND REDEVELOPMENT OF EXISTING VINEYARDS

    GREENFIELD. In December 1998, the Company entered into a lease for an intial term of 24 years of approximately 790 gross acres (740 plantable acres) of undeveloped land suitable for wine grape vineyards located near the Company's vineyard headquarters. The Company has two options to extend the term of the lease for successive five-year terms (for a total of ten years). The Company completed the planting of rootstock on the entire 740 plantable acres in May 1999. A total of approximately 540 acres of the rootstock was either planted with bench grafts or was grafted to a varietal in 1999, with the first harvest of these acres expected in 2001. The remaining approximately 200 acres of rootstock will be grafted in 2002. The Company intends to seek long-term grape purchase contracts for the grape production from this new vineyard.

    HAMES VALLEY. In 1997, the Company acquired an option to lease, for a term of up to 50 years, approximately 520 acres of undeveloped land suitable for wine grape vineyards in Hames Valley, which is located approximately 45 miles south of the Company's vineyard headquarters. The Company began development on approximately 200 acres in 1997 and the remaining 320 acres in the first quarter of 1998. The Company has entered into a long-term grape purchase contract with UDV for approximately 325 acres, and is currently in the process of seeking long-term grape purchase contracts for the grape production from the remaining acres on this vineyard. There can be no assurance, however, that the Company will be successful in finding a winery or wineries which will agree to such long-term grape purchase contracts for newly developed vineyards, including those which have recently been developed in Greenfield and Hames Valley.

    After negotiating its own Hames Valley lease, SVI arranged for Constellation to lease an additional approximately 445 acres in Hames Valley. Pursuant to a long-term management contract with Constellation, in 1997 SVI began to manage and develop this acreage into vineyards. Under the contract, SVI receives monthly fees, equipment rental income and, when the vineyard begins to produce wine grapes, harvest fees. The Company has no investment in the vineyard because development money and working capital are provided by Constellation.

    RIVERVIEW VINEYARD. In 1997, the Company acquired the 370-acre Riverview Vineyard located approximately 12 miles north of SVI's vineyard headquarters. The purchase price was approximately $5.5 million. The vineyard is planted with several varieties, including approximately 140 acres of Chardonnay and 160 acres of Pinot Noir. In 1998, the Company secured long-term grape purchase contracts for the majority of the grape production from this vineyard.

    REDEVELOPMENT OF EXISTING VINEYARDS. In 1993, SVI began a major improvement and refurbishment program at its vineyards in order to increase production and to upgrade its variety mix to those grapes that were expected to be in greater demand and sell at higher prices. From 1993 through 2000, the Company made capital expenditures on its vineyards of over $18 million, and the improvement and refurbishment program is continuing. Since 1993, the Company replanted or regrafted approximately 1,330 acres to higher value varieties and interplanted an additional 1,200 acres. See "--Net Vine Acres Owned by SVI and Tons Produced."

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

VINEYARD MANAGEMENT CONTRACTS

    The Company manages, as a contract vineyard operator, approximately 1,600 acres in Monterey and San Benito Counties for UDV and Constellation. Pursuant to its management and harvest contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested. The Company's vineyard management contracts generally expire no earlier than the completion of harvest in years ranging from 2004 to 2012, and otherwise may be terminated by either party with one or two years' advance notice. In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards. The Company may enter into similar arrangements for other vineyard properties in the future.

WINE PRODUCTION AND SALES

    SVI began limited production of its own ultra premium varietal wines under the SCHEID VINEYARDS and SAN LUCAS VINEYARD labels in 1991. The Company has contracted for its wine production with Storrs Winery, a small producer of award-winning wines located in Santa Cruz, California, approximately 50 miles from the Company's vineyard headquarters compound. The Company currently subleases space in a 1,600 square foot building from Storrs Winery, including certain space dedicated for the Company's exclusive use in connection with its winemaking activities. In 1996, the Company obtained a winery license, and a tasting room was opened in April 1997 at the Company's vineyard headquarters compound located on U.S. Highway 101 (a major north-south thoroughfare between San Francisco and Los Angeles) just south of Greenfield and north of King City in Monterey County.

    Production and sales have been limited to date. SVI produced approximately 5,000 and 1,000 cases in 1999 and 2000, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir and Sauvignon Blanc, using Company-grown grapes. While its actual wine production will depend on various factors, the Company currently plans for production in 2001 of approximately 5,000 cases. The Company intends to continue to distribute its current wine production directly through its tasting room, restaurants, clubs and a few selected retailers. Since 1997, the Company has offered an annual "wine dividend" to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company's wine at up to a 50% discount from the retail price. The Company intends to offer another "wine dividend" in 2001. SVI has not yet earned a profit on its wine business and cannot predict when, or if, these operations will become profitable. Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future. No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

COMPETITION

    Wine grape growing and wine production are extremely competitive. There are an estimated 800 commercial wineries which produce and market California table wine, approximately half of which produce fewer than 5,000 cases per year. The top eight wineries account for approximately 76% of sales based on total California wine shipments in 2000. In addition, there are many sources of supply of wine grapes in California and in countries outside the United States. Since 1996, acres planted to wine grapes in California have increased 46% from approximately 378,000 acres at the end of 1996 to 554,000 at the end of 1999, according to the California Agricultural Statistics Service, and the number of planted acres is growing. Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year. Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area. To supplement the grapes they buy from independent producers, many wineries also own or lease vineyards to supply some of their grape needs. Certain major wineries, such as Kendall-Jackson and Robert Mondavi, are large wine grape producers and produce a significant proportion of the grapes they need to make wine. Substantial vineyard acreage is also owned by other wineries and more is being developed. Although holdings of vineyard properties are not publicly reported, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

    In addition, there are numerous wine producers in Europe, South America, Australia, New Zealand and South Africa. Increasing production in these regions is being targeted at the relatively affluent United States market, especially while the dollar remains strong. California grape and wine supply shortages, especially in red wines, have prompted some domestic national brand marketers to purchase wine from foreign sources. Most imports are bottled wines; however, some wineries have imported bulk table wine in large tanks for bottling and sale in the United States. Imports to California for these purposes decreased from approximately 20.3 million gallons in 1997 to approximately 1.9 million gallons in 2000.

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

    Another potentially devastating pest is the glassy-winged sharpshooter ("GWSS"). GWSS poses a significant threat to viticulture throughout California due to its ability to transmit XYLELLA FASTIDIOSA, the bacterium that causes Pierce's Disease. Pierce's Disease, a deadly vine disorder, has been present in California for more than a century, vectored by the blue-green sharpshooter. It now presents a much more significant threat because the GWSS is a new and far stronger disease carrier than the blue-green sharpshooter. The GWSS recently became established in the Temecula region of southern California and, as a result, Pierce's Disease is so widespread that the future viability of the Temecula region to produce wine grapes is in doubt. In the past year, the list of counties infested with the GWSS increased from eight in southern California to thirteen statewide, with localized infestations found in Fresno and Tulare counties in the Central Valley and Sacramento, Contra Costa and Butte counties in the north. Thus far, no trace of sharpshooters has been reported in Monterey County and the Company has seen no evidence of the GWSS or Pierce's Disease in its own vineyards. The wine industry, along with scientists and certain governmental agencies in California, are searching for ways to control and combat the pest, including a comprehensive system of inspections and monitoring, pesticide spraying and numerous research projects.

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

    DEPENDENCE ON MAJOR CUSTOMER; RENEWAL OF GRAPE PURCHASE AGREEMENTS

    The majority of SVI's current grape production is contracted for sale to UDV which accounted for approximately 73% of the Company's total revenues in 2000. The terms of the long-term grape purchase contracts with UDV extend to between 2003 and 2014. The majority of the contracts extend to 2006 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination. Although these contracts do not specifically provide for termination prior to expiration of their stated terms, it is possible that they could be terminated under various circumstances, including material breach. If these contracts are terminated, there can be no assurance that the Company will be able to replace UDV with as significant a purchaser of its grape production or that the Company will be able to enter into agreements with other purchasers on similar terms. Termination of these contracts with UDV could have a material adverse effect on the Company's business, financial condition and results of operations.

    WINE GRAPE SUPPLY AND DEMAND; PRICING

    A record 3.3 million tons of wine grapes were crushed in 2000 in California, a 27% increase from the 2.6 million tons crushed in 1999 and a 14% increase from the previous record of 2.9 million tons in 1997. Statewide, the average price per ton decreased by 3%, from $589.82 per ton in 1999 to $570.80 per ton in 2000. The record crop of 2000 has had a big impact on grape and bulk wine prices for some varietals perceived to be in oversupply. The largest drop in prices occurred in the Central Valley, an area which produces more than 70% of the state's wine grapes and whose production is largely destined for the generic and jug wine market. Prices for grapes in the coastal regions remain strong, however, recent plantings of new vineyards, yield enhancements through technological advances and other factors are expected to further increase the supply of coastal wine grapes in future harvests and reduce prices.

    UNCERTAINTY OF REVENUE GROWTH

    In 2001, approximately 67% of the Company's net vine acres are at or near full production, and it is anticipated that a certain portion of the Company's vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors. While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company's existing properties is limited and the Company's ability to increase revenue depends ultimately upon its ability to acquire, develop and operate more vineyard properties. There can be no assurance that suitable properties will be available to the Company at prices that would make the Company's growth plans viable. Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

    FIXED COSTS AND REVENUE FLUCTUATIONS; UNCERTAINTY OF PROFITABILITY

    The Company incurs annual farming costs currently averaging approximately $2,300 to $3,000 per acre in production. These costs are incurred throughout the year preceding harvest and are relatively fixed. Revenues from grape sales are not realized until harvest and vary depending upon yields and prices. Vineyard productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time. Furthermore, grape prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future. Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

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

    ELECTRICITY

    The Company is dependent upon electricity to provide power to pumps that run the irrigation systems on certain of its vineyard properties. The Company's drip irrigation system is largely responsible for the application of water and certain fertilizers. California is currently experiencing a statewide energy shortage and electricity costs are expected to increase, possibly as much as 20% to 30% or more, and the possibility exists that energy blackouts could occur. The Company currently spends approximately 3% of its direct farming costs per acre on electricity annually. Prolonged electricity outages could effect the timing of water or other applications, which could adversely affect the Company's vineyards. To date, the Company has not experienced any prolonged electricity blackouts and could, if necessary, use other methods of application of water and fertilizers.

ITEM 2. DESCRIPTION OF PROPERTIES

    CORPORATE HEADQUARTERS. Through approximately June 30, 2001, the Company's executive corporate office will occupy approximately 6,400 square feet in Marina del Rey, California under a lease with TESH Partners, L.P. (the "Lessor"), a limited partnership of which SVI is the general partner and four members of the Scheid family are limited partners. Each of these members of the Scheid family is a principal stockholder of the Company. The lease, which was to expire in June 2004, will be terminated under an agreement with the Lessor on or about June 30, 2001. See the information incorporated by reference under "Item 12--Certain Relationships and Related Transactions."

    In connection with the relocation of its corporate headquarters, on March 19, 2001 the Company entered into a three-year lease for approximately 6,700 square feet of office space in Salinas, California. The Company has an option to lease the office space for an additional three-year term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR CLASS A COMMON STOCK; RELATED INFORMATION

    The Company's Class A Common Stock is traded on the Nasdaq National Market System under the symbol "SVIN". The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Class A Common Stock, as reported by Nasdaq:

                                                                HIGH       LOW
                                                              --------   --------
1999
  First quarter.............................................   $6.125     $4.500
  Second quarter............................................   $5.750     $4.813
  Third quarter.............................................   $5.063     $4.063
  Fourth quarter............................................   $5.000     $3.500
2000
  First quarter.............................................   $5.000     $3.625
  Second quarter............................................   $4.031     $3.344
  Third quarter.............................................   $4.500     $3.250
  Fourth quarter............................................   $4.000     $2.625

    On March 27, 2001, there were 148 holders of record of the Company's
Class A Common Stock and 14 holders of record of the Company's Class B Common Stock. On that date, the Company believes that the number of beneficial owners of its Class A Common Stock was approximately 900. For information concerning historical dividends and the Company's dividend policy, see "Item 6-- Management's Discussion and Analysis or Plan of Operation--Dividends and Distributions."

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

    The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon, Pinot Noir and Sauvignon Blanc. Substantially all of the Company's current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006. The Company's largest winery customer is United Distillers and Vintners North America ("UDV"), a subsidiary of Diageo plc and the eighth largest U.S. winery in terms of 2000 case shipments. Grape purchase contracts with UDV covered 55% of the Company's acreage as of December 31, 2000 and accounted for approximately 73% and 76% of the Company's 2000 and 1999 total revenues, respectively. Thus, the Company is substantially dependent on UDV, and termination of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has had grape purchase contracts with UDV and its predecessors since 1972.

    For the year 2000, the Company harvested approximately 10,700 tons of wine grapes, a 39% increase from the 1999 harvest of 7,700 tons. This increase is primarily due to more favorable growing conditions in 2000 and approximately 15% more acres in partial or full production. The Company's white wine grape varieties, primarily Chardonnay, produced what the Company would consider "average" yields. Red wine grape varieties, primarily Cabernet Sauvignon and Merlot, were impacted by severe heat waves in mid-May and early June and produced a below average crop. The prior year's harvest of 1999 was substantially below historical average yields due to a prolonged cold spell in the coastal growing regions of California.

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

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 2000 AND 1999

    The following table sets forth certain statement of operations data for the years ended December 31, 2000 and 1999:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Revenues:
  Sales...................................................  $16,416    $11,804
  Vineyard management, services and other fees............      958      1,040
                                                            -------    -------
    Total revenues........................................   17,374     12,844
Cost of sales.............................................    8,947      8,219
                                                            -------    -------
Gross profit..............................................    8,427      4,625
General and administrative expenses.......................    3,594      3,572
                                                            -------    -------
Operating income..........................................    4,833      1,053
Interest expense (income), net............................      604        (33)
                                                            -------    -------
Income before provision for income taxes..................    4,229      1,086
Provision for income taxes................................    1,704        450
                                                            -------    -------
Net income................................................  $ 2,525    $   636
                                                            =======    =======

    REVENUES. SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room. Sales (which is comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased to $16,416,000 in the year ended December 31, 1999 from $11,804,000 in the 1999 period, an increase of $4,612,000 or 39%.

    Revenue from grape sales increased by 40% to $15,860,000 for the year ended December 31, 2000 from $11,347,000 in 1999, an increase of $4,513,000. Overall, tons harvested for the Company's own account increased by about 39%, with approximately 10,700 tons harvested in 2000 compared to 7,700 tons in 1999. This increase was primarily due to more favorable growing conditions in 2000 as compared to 1999 and approximately 15% more acres in partial or full production in 2000 as compared to 1999.

    Revenue from sales of bulk wine increased 6% to $228,000 for the year ended December 31, 2000 from $216,000 in the 1999 period, an increase of $12,000.

    Revenue from the sale of wine and wine-related merchandise increased by 36% to $328,000 for the year ended December 31, 2000 from $241,000 in the 1999 period, an increase of $87,000.

    Revenue from vineyard management, services and other fees decreased to $958,000 for the year ended December 31, 2000 from $1,040,000 in the 1999 period, a decrease of $82,000. The decrease was primarily due to the elimination of a 68-acre vineyard management contract in 1999.

    The Securities and Exchange Commission has issued Staff Accounting Bulletin 101, which deals with revenue recognition. The Company has evaluated this pronouncement and believes that it does not effect the way it recognizes revenues.

    GROSS PROFIT. Gross profit for the year ended December 31, 2000 was $8,427,000 compared to $4,625,000 for the year ended December 31, 1999, an increase of $3,802,000 or 82%. Gross margin on grape sales increased to 47% in 2000 as compared to 30% in 1999.

    The increase in overall gross profit and in the gross margins from 1999 to 2000 resulted primarily from increased yields per acre, approximately 15% more acres in partial or full production and a slight decrease in vineyard operating costs per producing acre.

    Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 1% to $3,594,000 for the year ended December 31, 2000 from $3,572,000 in the 1999 period, an increase of $22,000.

    INTEREST EXPENSE (INCOME), NET. Net interest expense was $604,000 for the year ended December 31, 2000 as compared to net interest income of $33,000 in the 1999 period, an increase in net interest expense of $637,000, and is comprised of the following:

                                                          2000         1999
                                                       ----------   ----------
Interest expense.....................................  $2,157,000   $1,185,000
Less capitalized interest............................  (1,535,000)  (1,185,000)
                                                       ----------   ----------
  Interest expense, net of amount capitalized........     622,000           --
Interest income......................................     (18,000)     (33,000)
                                                       ----------   ----------
  Interest expense (income), net.....................  $  604,000   $  (33,000)
                                                       ==========   ==========

    Total interest expense increased primarily as a result of increased borrowings and higher average interest rates in 2000. Capitalized interest increased in the 2000 period due to increased expenditures for vineyard acreage being improved or developed.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $1,704,000 for the year ended December 31, 2000 from $450,000 in 1999.

    NET INCOME. Primarily as a result of grape sales revenue increases, net income increased by $1,889,000 to $2,525,000 for the year ended December 31, 2000 as compared to $636,000 in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

    SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Working capital at December 31, 2000 was $5,190,000 as compared to $90,000 at December 31, 1999, an increase of $5,100,000. The increase in working capital from 1999 to 2000 was primarily due to the timing of repayments of grape sales revenues to reduce the Company's long-term crop line of credit.

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

    The Company currently has credit lines that provide both short-term and long-term funds. The Company's "crop" line has maximum credit available of $15,000,000 and is intended to finance the Company's anticipated working capital needs. This crop line expires June 5, 2002 and is secured by crops and other assets of the Company. The interest rate on this line is based on the bank's "reference" or "cost of funds" rate. At December 31, 2000, the weighted average interest rate on borrowings under this line of $11,850,000 was 8.72%.

    SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $8,915,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000. At December 31, 2000, the outstanding amount owed by the Company under these facilities was $8,915,000. The interest rate on each of these lines is based on the bank's "reference" or "cost of funds" rate. At December 31, 2000, the weighted average interest rate on these lines was 8.37%. These credit lines are secured by deeds of trust on underlying vineyard properties.

    The Company also has other long-term notes payable which, as of December 31, 2000, totaled approximately $5,575,000. The interest rate on these notes is based on the bank's "reference" or "cost of funds" rate. At
December 31, 2000, the weighted average per annum interest rate on these notes was 8.42%. These notes are secured by deeds of trust on underlying vineyard properties.

    The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At December 31, 2000, the maximum available balance and outstanding balance on this line of credit was $4,724,000. This line bears interest at the bank's reference rate (7.27% at December 31, 2000) and is repayable in six annual installments which began in January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

    The Company's principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy other financial tests. At December 31, 2000, the Company was in compliance with all covenants except for the debt to tangible net worth covenant on certain of its debt. The Company received a waiver from the bank at December 31, 2000, and expects to be in compliance with all covenants at December 31, 2001.

    Although no assurances can be given, management believes that the Company's anticipated working capital levels and short-term and long-term borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 2001. At
December 31, 2000, the Company had $3,150,000 in borrowing availability under its crop line of credit.

    Management expects that capital requirements will result in the expenditure of the Company's available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary. The Company's planned new vineyard developments are expected to require approximately $3.5 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $2.3 million. In addition, the Company expects to invest approximately
$2.5 million in equipment purchases. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

    Cash provided by operating activities was $4,500,000 for the year ended December 31, 2000, compared to $992,000 for the same period in 1999, an increase of $3,508,000. The increase was primarily due to the increase in net income from $636,000 in 1999 to $2,525,000 in 2000, and the timing of the payments of 1998 income tax liabilities which affected cash provided by operating activities in the amount of $2,183,000 in 1999.

    Cash used in investing activities was $7,661,000 for the year ended
December 31, 2000, compared to $14,706,000 for the same period in 1999, a decrease of $7,045,000. The decrease was principally the result of reduced expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements to the Company's existing vineyards. Expenditures for development of vineyards are substantially incurred in the first two years of development. The majority of these acres will become productive in 2001.

    Cash provided by financing activities was $7,010,000 for the year ended December 31, 2000, compared to $9,094,000 for the same period in 1999, a decrease of $2,084,000. Net borrowings under the Company's long-term credit lines were $7,619,000 in 2000, as compared to $11,608,000 in 1999. The borrowings in both years were used primarily for expenditures to fund vineyard development, primarily on the Company's new 740-acre vineyard which the Company began developing in the fourth quarter of 1998. In addition, the Company repurchased shares of its Class A Common Stock in the amount of $609,000 in 2000, as compared to $2,514,000 in 1999.

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

       EXHIBIT
       NUMBER
---------------------
   10.2a                Lease, dated as of January 1, 1997, by and among Sam Avila and Margaret J. Avila, as trustees under declaration of
                        trust dated August 16, 1989, and Margaret J. Avila and
                        Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Laberere, and Sam Avila, and Margaret J.
                        Avila, and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.3 to Registrant's
                        Registration Statement on Form SB-2 filed May 28, 1997).(1)

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

       EXHIBIT
       NUMBER
---------------------
   10.10a+              Vineyard Development and Management Agreement, dated as of
                        December 1, 1995, by and between Heublein, Inc. and Scheid
                        Vineyards and Management Co. (incorporated by reference to
                        Exhibit number 10.12 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)

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

       EXHIBIT
       NUMBER
---------------------
   10.18+               Grape Purchase Agreement, dated July 1, 1996, by and among
                        Scheid Vineyards and Management Co., Stephen Dooley Wine
                        Co., Inc. and The Chalone Wine Group, Ltd. (incorporated by reference to Exhibit number 10.26 to Registrant's
                        Registration Statement on Form SB-2 filed May 28, 1997).(1)

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

   10.21                Standard Office Lease, dated July 1, 1999, by and between
                        Scheid Vineyards California Inc. and Tesh Partners, L.P.

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

       EXHIBIT
       NUMBER
---------------------
   10.29+               Grape Purchase Agreement, dated as of May 9, 1997, by and
                        between Scheid Vineyards Inc. and The Hess Collection
                        Winery (incorporated by reference to Exhibit number 10.42 to
                        Registrant's Registration Statement on Form SB-2 filed
                        May 28, 1997).(1)

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

   10.36*               Lease Agreement, effective as of February 1, 2001 and dated
                        March 9, 2001, by and between Hilltown Properties and Scheid
                        Vineyards Inc.

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

                    NAME                                     TITLE                        DATE
                    ----                                     -----                        ----
            /s/ ALFRED G. SCHEID               Chairman of the Board and Chief
    ------------------------------------         Executive Officer (Principal        March 29, 2001
              Alfred G. Scheid                   Executive Officer)

             /s/ SCOTT D. SCHEID
    ------------------------------------       President, Chief Operating Officer    March 29, 2001
               Scott D. Scheid                   and Director

             /s/ HEIDI M. SCHEID
    ------------------------------------       Senior Vice President, Secretary,     March 29, 2001
               Heidi M. Scheid                   Treasurer and Director

           /s/ MICHAEL S. THOMSEN              Chief Financial Officer (Principal
    ------------------------------------         Financial and Accounting            March 29, 2001
             Michael S. Thomsen                  Officer)

              /s/ JOHN L. CRARY
    ------------------------------------       Director                              March 29, 2001
                John L. Crary

           /s/ ROBERT P. HARTZELL
    ------------------------------------       Director                              March 29, 2001
             Robert P. Hartzell

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

Consolidated Statements of Stockholders' Equity.............    F-6

Notes to Consolidated Financial Statements..................    F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Scheid Vineyards Inc.:

    We have audited the accompanying consolidated balance sheets of Scheid Vineyards Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
------------------------------------
Los Angeles, California
March 19, 2001

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               NOTES       2000       1999
                                                              --------   --------   --------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................             $ 4,260    $   411
  Accounts receivable, trade................................               1,526      1,177
  Accounts receivable, other................................                 769        581
  Inventories...............................................        3        580        673
  Supplies, prepaid expenses and other current assets.......                 560        384
  Current portion of long-term receivable...................        5        525        525
                                                                         -------    -------
      Total current assets..................................               8,220      3,751
PROPERTY, PLANT AND EQUIPMENT, NET..........................      4,7     51,941     46,170
LONG-TERM RECEIVABLE........................................        5      4,199      4,724
OTHER ASSETS, NET...........................................                 898        575
                                                                         -------    -------
                                                                         $65,258    $55,220
                                                                         =======    =======
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................        7    $ 1,478    $ 1,530
  Accounts payable and accrued liabilities..................                 802      1,365
  Accrued interest payable..................................                  59        409
  Income taxes payable......................................        8        599        297
  Deferred income taxes.....................................        8         92         60
                                                                         -------    -------
      Total current liabilities.............................               3,030      3,661
LONG-TERM DEBT, NET OF CURRENT PORTION......................        7     29,586     21,915
DEFERRED INCOME TAXES.......................................        8      2,169      1,087
                                                                         -------    -------
      Total liabilities.....................................              34,785     26,663
                                                                         -------    -------
COMMITMENTS AND CONTINGENCIES...............................        9
STOCKHOLDERS' EQUITY:.......................................  6,10,11
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; no shares issued and outstanding............                  --         --
  Common stock,
    Class A, $.001 par value; 20,000,000 shares authorized;
      2,154,455 and 2,310,463 shares outstanding in 2000 and
      1999, respectively....................................
    Class B, $.001 par value; 10,000,000 shares authorized;
      3,374,100 shares issued and outstanding in 2000 and
      1999..................................................                   7          7
  Additional paid-in capital................................              21,868     21,868
  Retained earnings.........................................              14,097     11,572
  Less: treasury stock; 1,170,858 and 1,014,850 Class A
    Common Stock at cost in 2000 and 1999, respectively.....              (5,499)    (4,890)
                                                                         -------    -------
      Total stockholders' equity............................              30,473     28,557
                                                                         -------    -------
                                                                         $65,258    $55,220
                                                                         =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                         -------------------
                                                               NOTES       2000       1999
                                                              --------   --------   --------
REVENUES:
  Sales.....................................................             $16,416    $11,804
  Vineyard management, services and other fees..............                 958      1,040
                                                                         -------    -------
    Total revenues..........................................              17,374     12,844
COST OF SALES...............................................               8,947      8,219
                                                                         -------    -------
GROSS PROFIT................................................               8,427      4,625
  General and administrative expenses.......................               3,594      3,572
  Interest expense (income), net............................                 604        (33)
                                                                         -------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES....................               4,229      1,086
PROVISION FOR INCOME TAXES..................................     8         1,704        450
                                                                         -------    -------
NET INCOME..................................................             $ 2,525    $   636
                                                                         =======    =======

BASIC AND DILUTED EARNINGS PER SHARE........................     2       $  0.45    $  0.11
                                                                         =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING.........................     2         5,587      5,996
                                                                         =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $ 2,525     $   636
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation, amortization and abandonments.............     2,092       1,693
    Deferred income taxes...................................     1,114         318

  Changes in operating assets and liabilities:
    Accounts receivable, trade..............................      (349)       (449)
    Accounts receivable, other..............................      (188)       (183)
    Inventories.............................................        93          69
    Supplies, prepaid expenses and other current assets.....      (176)        230
    Accounts payable and accrued liabilities................      (913)        861
    Income taxes payable....................................       302      (2,183)
                                                               -------     -------
      Net cash provided by operating activities.............     4,500         992
                                                               -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Long-term receivable......................................       525         323
  Proceeds from sale of property, plant and equipment.......        49          --
  Additions to property, plant and equipment................    (7,912)    (14,926)
  Other assets..............................................      (323)       (103)
                                                               -------     -------
      Net cash used in investing activities.................    (7,661)    (14,706)
                                                               -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long-term debt................................    20,700      21,103
  Repayment of long-term debt...............................   (13,081)     (9,495)
  Repurchase of common stock................................      (609)     (2,514)
                                                               -------     -------
      Net cash provided by financing activities.............     7,010       9,094
                                                               -------     -------
      Increase (decrease) in cash and cash equivalents......     3,849      (4,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................       411       5,031
                                                               -------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................   $ 4,260     $   411
                                                               =======     =======

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK OUTSTANDING
                                             --------------------------------
                                             NUMBER OF   NUMBER OF              ADDITIONAL
                                              CLASS A     CLASS B                PAID-IN     RETAINED   TREASURY
                                              SHARES      SHARES      AMOUNT     CAPITAL     EARNINGS    SHARES
                                             ---------   ---------   --------   ----------   --------   --------
BALANCE, JANUARY 1, 1999...................  2,872,950   3,374,100      $7        $21,868    $10,936    $(2,376)
  Repurchase of common stock (Note 10).....   (562,800)         --      --             --         --     (2,514)
  Stock options exercised (Note 11)........        313          --      --             --         --         --
  Net income...............................         --          --      --             --        636         --
                                             ---------   ---------      --        -------    -------    -------

BALANCE, DECEMBER 31, 1999.................  2,310,463   3,374,100       7         21,868     11,572     (4,890)
  Repurchase of common stock (Note 10).....   (156,008)         --      --             --         --       (609)
  Net income...............................         --          --      --             --      2,525         --
                                             ---------   ---------      --        -------    -------    -------

BALANCE, DECEMBER 31, 2000.................  2,154,455   3,374,100      $7        $21,868    $14,097    $(5,499)
                                             =========   =========      ==        =======    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1. ORGANIZATION AND BASIS OF PRESENTATION

    ORGANIZATION--The principal business of the Company is the production of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

    The Company has long-term grape purchase agreements with several wineries whereby the wineries agree to purchase substantially all of the Company's current grape production. These contracts generally expire no earlier than the completion of harvest in years ranging from 2001 to 2014 and are extended if neither party cancels two or three years before the expiration date. The largest set of these winery contracts with a single customer covers approximately 55% of the Company's acreage at December 31, 2000 and accounted for approximately 73% and 76% of the Company's total revenues in 2000 and 1999, respectively. The terms of the long-term grape purchase contracts with this customer extend to between 2003 and 2014. The majority of the contracts extend to 2006 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination.

    BASIS OF PRESENTATION--The Company conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation. All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999, substantially all cash balances were on deposit with the Company's major bank.

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

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years. Development costs incurred during the development period of a vineyard including related interest are capitalized. Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year. Any revenue generated prior to a vineyard becoming commercially productive reduces the capitalized cost of the vineyard. Capitalized costs were reduced by revenues totaling $363,000 and $184,000 in 2000 and 1999, respectively. The Company capitalized interest totaling $1,535,000 and $1,185,000 in 2000 and 1999, respectively.

    REVENUE RECOGNITION--The Company recognizes revenue from grape sales when the grapes are delivered to the winery. The Company does not have any allowance for returns because grapes are tested and accepted upon delivery. Vineyard management and other services are recognized as

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) provided. Substantially all revenues of the Company are derived from customers within the United States.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair values of accounts receivable and accounts payable approximate book value because of their short duration. Long-term receivables and long-term debt approximate book value because such financial instruments have variable, market driven, interest rates.

    IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF--Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no such write-downs for the years ended December 31, 2000 and 1999.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from reported amounts of assets, liabilities, revenues and expenses.

    EARNINGS PER SHARE AND CLASSES OF COMMON STOCK--Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented (Note 10). The effect of outstanding stock options and warrants on the weighted average shares was antidilutive for the periods presented.

    NEW FINANCIAL ACCOUNTING STANDARD--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and must be adopted by the Company on January 1, 2001. It requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value. The Company currently does not have any derivative instruments as defined by SFAS No.133.

3. INVENTORIES

    Inventories consist of the following:

                                                            2000       1999
                                                          --------   --------
Deferred crop costs.....................................  $356,000   $354,000
Bulk and bottled wine...................................   196,000    291,000
Tasting room merchandise................................    28,000     28,000
                                                          --------   --------
  Total.................................................  $580,000   $673,000
                                                          ========   ========

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                        2000          1999
                                                     -----------   -----------
Land and buildings.................................  $ 6,521,000   $ 6,535,000
Vineyard improvements..............................   28,428,000    22,910,000
Vineyard improvements under development............   23,140,000    21,464,000
Machinery and equipment............................    6,049,000     5,520,000
                                                     -----------   -----------
  Total............................................   64,138,000    56,429,000
Less accumulated depreciation and amortization.....   12,197,000    10,259,000
                                                     -----------   -----------
Property, plant and equipment--net.................  $51,941,000   $46,170,000
                                                     ===========   ===========

5. LONG-TERM RECEIVABLE

    The Company has a contract to redevelop and manage certain vineyards owned or controlled by a major client. The contract originally called for the expenditure of approximately $7,500,000 over a three-year period. The funds for this project were borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7). The interest rate and payment terms of this receivable are the same as the related note payable. The note payable to the bank is secured by a letter of credit provided by the client and by the management contract. The contract calls for the payment of this receivable by the client's payment of the six annual principal installments under the line, beginning January 5, 2000. At December 31, 2000, the receivable was due as follows: $525,000 in 2001, $525,000 in 2002, $525,000 in 2003, $525,000 in 2004,
and $2,624,000 in 2005. The redevelopment of the property was completed in 1999 and the Company continues to manage the operations of the vineyard for the client.

6. CROP LINE OF CREDIT

    The Company has a crop line of credit with a bank which currently provides for maximum borrowings of $15,000,000 through June 5, 2002. Borrowings are secured by crops and other assets with interest due quarterly at the bank's reference rate. At December 31, 2000, the weighted average interest rate on outstanding borrowings under this line of $11,850,000 was 8.72%. There was $2,700,000 outstanding under the Company's crop line of credit at December 31, 1999.

    The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth and current working capital amounts, and total debt to net worth ratios. At December 31, 2000, the Company was in compliance with all financial provisions of the agreement.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

7. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                 2000          1999
                                                              -----------   -----------
Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $3,000,000
  diminishing annually to a maximum allowable commitment of
  $1,071,000, which is due on July 5, 2005. The line of
  credit is secured by a leasehold interest in 707 vineyard
  acres. Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or 1/2% over the bank's reference
  rate (8.39% at December 31, 2000).........................  $ 1,928,000   $ 2,143,000

Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $2,835,000
  diminishing annually to a maximum allowable commitment of
  $1,775,000, which is due on June 5, 2007. The line of
  credit is secured by a deed of trust on 405 vineyard
  acres. Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or 1/4% over the bank's reference
  rate (8.39% at December 31, 2000).........................    2,585,000     2,685,000

Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $1,450,000
  diminishing annually to a maximum allowable commitment of
  $586,000, which is due on June 5, 2007. The line of credit is secured by a leasehold interest in 352 vineyard acres.
  Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or 1/4% over the bank's reference
  rate (8.20% at December 31, 2000).........................    1,162,000     1,258,000

Revolving/Declining Line of Credit Agreement with a bank
  which provided for a maximum borrowing of $3,600,000
  diminishing annually to a maximum allowable commitment of
  $1,980,000, which is due on June 5, 2008. The line of
  credit is secured by a deed of trust on 370 vineyard
  acres. Interest is payable quarterly at the lower of a
  bank-quoted fixed rate or the bank's reference rate (8.39%
  at December 31, 2000).....................................    3,240,000     3,420,000

Note payable to bank, with interest at the lower of a
  bank-quoted fixed rate or the bank's reference rate plus
  1/4% (8.20% at December 31, 2000), principal due in annual installments through July 5, 2005, secured by a trust deed
  on 707 vineyard acres.....................................    1,125,000     1,200,000

Note payable to bank, with interest at the lower of a
  bank-quoted fixed rate or the bank's reference rate plus
  3/4% (8.48% at December 31, 2000), principal due in annual installments through October 5, 2004, secured by a first
  deed of trust on 1,063 acres of real property.............    4,450,000     4,650,000

Note payable, secured by deed of trust, repaid in full
  January 10, 2000..........................................           --       140,000

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

7. LONG-TERM DEBT (CONTINUED)

Note payable to bank represents borrowings on a $7,500,000
  line of credit, which bears interest at the bank's
  reference rate (7.27% at December 31, 2000). The note is
  secured by a letter of credit provided by a major client,
  and is used for costs incurred for the redevelopment of
  certain vineyards owned by the client (see Note 5).
  Principal due in six annual installments beginning January
  5, 2000...................................................    4,724,000     5,249,000
                                                              -----------   -----------
  Total.....................................................   19,214,000    20,745,000
Less current maturities.....................................    1,478,000     1,530,000
                                                              -----------   -----------
Long-term portion...........................................  $17,736,000   $19,215,000
                                                              ===========   ===========

    Principal payments required on long-term debt (including the crop line of credit--Note 6) for each of the next five years ending December 31 are as follows:

2001........................................................  $ 1,478,000
2002........................................................   13,328,000
2003........................................................    1,478,000
2004........................................................    4,846,000
2005........................................................    4,967,000
Thereafter..................................................    4,967,000
                                                              -----------
Total.......................................................  $31,064,000
                                                              ===========

    Substantially all of the Company's property, plant and equipment serves as collateral for long-term debt. In addition, the credit facilities and notes contain various financial covenants, including minimum tangible net worth amounts, and current and total debt to net worth ratios. At December 31, 2000, the Company was in compliance with all covenants except for the debt to net worth covenant on certain of the debt. The Company has received a waiver from the bank regarding the noncompliance at December 31, 2000, and expects to be in compliance with all covenants at December 31, 2001.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

8. INCOME TAXES

    Significant components of the Company's net deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                        2000          1999
                                                     -----------   -----------
Current deferred income tax assets:
  State income taxes...............................  $    59,000   $    34,000
  Miscellaneous reserves...........................           --        86,000
Current deferred income tax liabilities:
  Prepaid expenses.................................     (151,000)     (180,000)
                                                     -----------   -----------
Net current deferred income tax liability..........  $   (92,000)  $   (60,000)
                                                     ===========   ===========
Long-term deferred income tax assets:
  Deferred state income taxes......................  $   149,000   $    75,000
Long-term deferred income tax liabilities:
  Depreciation.....................................   (2,318,000)   (1,162,000)
                                                     -----------   -----------
Net long-term deferred income tax liability........  $(2,169,000)  $(1,087,000)
                                                     ===========   ===========

    The provision for income taxes is as follows:

                                                           2000        1999
                                                        ----------   --------
Current:
  Federal.............................................  $  418,000   $ 77,000
  State...............................................     172,000     55,000
                                                        ----------   --------
Total.................................................     590,000    132,000
                                                        ----------   --------
Deferred:
  Federal.............................................     908,000    273,000
  State...............................................     206,000     45,000
                                                        ----------   --------
Total.................................................   1,114,000    318,000
                                                        ----------   --------
Total provision for income taxes......................  $1,704,000   $450,000
                                                        ==========   ========

    The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

                                                                2000       1999
                                                              --------   --------
Federal statutory rate......................................    34.0%      34.0%
State taxes, net of federal benefit.........................     5.9        6.0
Other.......................................................     0.4        1.4
                                                                ----       ----
Total.......................................................    40.3%      41.4%
                                                                ====       ====

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

9. COMMITMENTS AND CONTINGENCIES

    LEASE OBLIGATIONS--The Company has various operating lease agreements for office space and farm land. The lease for office space is currently with a related partnership at a rental rate of $124,000 per year. In connection with the relocation of the Company's executive office, the Company entered into a three-year lease for new office space and the lease for the Company's current executive office with the related partnership will be canceled on or around June 30, 2001

    Farm land leases cover approximately 2,600 acres with initial terms ranging from 24 to 30 years. The land leases provide for options to renew ranging from 10 to 20 years and contain provisions for rent adjustments based upon the prevailing market rate, Consumer Price Index, or revenue generated by the property, and also provide for payments of taxes, insurance and maintenance costs.

    Aggregate minimum rental payments for each of the next five years ending December 31 are as follows:

2001..................................................  $  971,000
2002..................................................     926,000
2003..................................................     812,000
2004..................................................     721,000
2005..................................................     712,000
Thereafter............................................  10,351,000

    Rent charged to operations was $489,000 and $466,000 for the years ended December 31, 2000 and 1999, respectively. Rent capitalized into vineyard development was $494,000 and $481,000 for the years ended December 31, 2000 and 1999, respectively.

    PENSION PLANS--The Company has two 401(k) Profit Sharing Plans. The first plan is for the benefit of the Company's employees who are covered by the United Farm Workers of America Collective Bargaining Agreement. All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period. The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to the union employees' plan amounted to $78,000 and $79,000 for the years ended December 31, 2000 and 1999, respectively.

    The second plan covers the Company's non-union employees. All non-union employees of the Company are eligible to participate in the plan after one year of employment. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to this plan amounted to $43,000 and $37,000 for the years ended December 31, 2000 and 1999, respectively.

    OTHER--The Company was committed to the purchase of vineyard materials at December 31, 2000 in the amount of $88,000.

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

10. COMMON STOCK

RIGHTS--

    Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes on all matters submitted to a vote of the stockholders. The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors of the Company, rounded up to the nearest whole number, and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically upon transfer to a person other than certain specified persons. Except for the differing voting rights, the shares of Class A and Class B common stock have substantially identical rights, preferences and privileges.

WARRANTS--

    The Company granted the representative of the underwriters of its initial public offering in 1997 warrants to purchase 200,000 shares of common stock. The warrants are exercisable at $14.00 per share any time through July 24, 2002.

STOCK REPURCHASES--

    On July 21, 2000, the Company instituted a stock repurchase program in which the Company may spend up to $3 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate. This repurchase program will expire on June 30, 2001, and replaces a previously existing repurchase program that was to expire on December 31, 2000. Through December 31, 2000, the Company had repurchased 39,300 shares under this program for approximately $157,000. Under previous stock repurchase programs, the Company repurchased 116,708 shares in 2000 for an aggregate purchase price of approximately $452,000. In previous years, the Company repurchased 1,014,850 shares for an aggregate purchase price of approximately $4,890,000.

11. STOCK OPTION PLAN

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

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

11. STOCK OPTION PLAN (CONTINUED)
The following summarizes stock option activity for the periods presented:

                                                                WEIGHTED AVERAGE
                                                      SHARES    EXERCISE PRICES
                                                     --------   ----------------
Outstanding, January 1, 1999.......................   136,000        $ 6.81
  Granted..........................................    15,000        $ 4.76
  Cancelled........................................   (10,687)       $ 4.14
  Exercised........................................      (313)       $ 4.00
                                                     --------        ------
Outstanding, December 31, 1999.....................   140,000        $ 6.80
  Granted..........................................     9,000        $ 3.90
  Cancelled........................................    (5,000)       $ 4.10
                                                     --------        ------
Outstanding, December 31, 2000.....................   144,000        $ 6.71
                                                     ========        ======

                                                                 RANGE OF
                                                            EXERCISE PRICES AT
                                                             DECEMBER 31, 2000
                                                          -----------------------
                                                          $3.81-$8.38    $10.00
                                                          -----------   ---------
Options outstanding.....................................      84,000       60,000
Weighted average exercise price of options
  outstanding...........................................       $4.36       $10.00
Options exercisable.....................................      60,565       51,250
Weighted average exercise price of options
  exercisable...........................................       $4.48       $10.00
Weighted average fair value of options granted in
  2000..................................................       $2.00         None
Weighted average remaining contractual life.............   7.3 years    6.5 years

    The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share. Under SFAS
No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years following vesting; 51% and 54% stock price volatility in 2000 and 1999, respectively; weighted average risk free rate of return of 5.9% and 6.0% in 2000 and 1999, respectively; and no dividends during the expected term. Forfeitures are recognized as they occur. If the computed fair values of the Company's stock option awards had been amortized to expense over the vesting period of the awards, net income

                      SCHEID VINEYARDS INC. AND SUBSIDIARY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

11. STOCK OPTION PLAN (CONTINUED)
for the years ended December 31, 2000 and 1999 would have been reduced to the pro forma amounts indicated below.

                                                          2000         1999
                                                       ----------   ----------
Net income:
  As reported........................................  $2,525,000   $  636,000
  Pro forma..........................................  $2,430,000   $  544,000

Net income per share:
  As reported........................................  $     0.45   $     0.11
  Pro forma..........................................  $     0.43   $     0.09

12. SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosures to the statements of cash flows are as follows:

                                                                2000        1999
                                                              --------   ----------
Interest paid (net of amount capitalized)...................  $972,000   $       --
Income taxes paid...........................................  $288,000   $2,550,000