Form 10QSB
period 2001-03-31
SCHEID VINEYARDS INC
filed 2001-05-11
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22857

SCHEID VINEYARDS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	77-0461833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13470 Washington Blvd.
Marina del Rey, California	90292
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

There were  shares outstanding of registrant's Common Stock, par value $.001 per share, as of May 11, 2001, consisting of 2,154,455 shares of Class A Common Stock and 3,321,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes  ☐  No  ☒

SCHEID VINEYARDS INC.
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2001 (Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223	$4,260
Accounts receivable, trade	100	1,526
Accounts receivable, other	–	769
Inventories	2,640	580
Supplies, prepaid expenses and other current assets	536	560
Current portion of long-term receivable	525	525
Deferred income taxes	500	–
Total current assets	4,524	8,220
PROPERTY, PLANT AND EQUIPMENT, net	53,384	51,941
LONG-TERM RECEIVABLE	3,674	4,199
OTHER ASSETS, net	1,067	898
	$62,649	$65,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,478	$1,478
Accounts payable and accrued liabilities	1,230	802
Accrued relocation costs	100	–
Accrued interest payable	97	59
Income taxes payable	–	599
Deferred income taxes	92	92
Total current liabilities	2,997	3,030
LONG-TERM DEBT, net of current portion	27,761	29,586
DEFERRED INCOME TAXES	2,169	2,169
Total liabilities	32,927	34,785
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,154,455 shares outstanding at March 31, 2001 and December 31, 2000
Class B, $.001 par value; 10,000,000 shares authorized; 3,374,100 shares issued and outstanding at March 31, 2001 and December 31, 2000	7	7
Additional paid-in capital	21,868	21,868
Retained earnings	13,346	14,097
Less: treasury stock; 1,170,858 Class A shares at cost at March 31, 2001 and December 31, 2000	(5,499)	(5,499)
Total stockholders’ equity	29,722	30,473
	$62,649	$65,258

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
REVENUES:
Sales	$55	$49
Vineyard management, services and other fees	163	152
Total revenues	218	201
COST OF SALES	96	68
GROSS PROFIT	122	133
General and administrative expenses	1,110	945
Interest expense, net	263	216
LOSS BEFORE INCOME TAX BENEFIT	(1,251)	(1,028)
INCOME TAX BENEFIT	500	411
NET LOSS	$(751)	$(617)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING	5,529	5,684

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(751)	$(617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	485	577
Deferred income taxes	(500)	(411)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,426	1,168
Accounts receivable, other	769	578
Inventories	(2,060)	(2,128)
Supplies, prepaid expenses and other current assets	24	(331)
Accounts payable and accrued liabilities	566	(58)
Income taxes payable	(599)	(297)
Net cash used in operating activities	(640)	(1,519)
CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(2,051)	(2,429)
Proceeds from sale of property, plant and equipment	123	–
Other assets	(169)	3
Net cash used in investing activities	(1,572)	(1,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	3,700	4,250
Repayment of long-term debt	(5,525)	(666)
Net cash (used in) provided by financing activities	(1,825)	3,584
(Decrease) increase in cash and cash equivalents	(4,037)	164
CASH AND CASH EQUIVALENTS, beginning of period	4,260	411
CASH AND CASH EQUIVALENTS, end of period	$223	$575

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

             The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the “Company” or “SVI”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.   In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and its results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2000 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

             Relocation of Executive Offices.  On March 29, 2001, the Company announced that it will be relocating its executive offices from Marina del Rey, California to 305 Hilltown Road, Salinas, California.  The purpose of the relocation is to place the Company’s executive office in greater proximity to the Company’s vineyards.  In conjunction with the relocation, certain of the Company’s employees have been offered a relocation package, including monetary payments intended to reimburse such employees for the time and expenses associated with their move, and other employees who will not be relocating have been offered a severance package. The Company anticipates that the total one-time expense of relocating the executive offices, including relocation packages, severance packages, moving expenses and tenant improvements, will be between $500,000 and $600,000 and will be primarily incurred in the second and third quarters of 2001.

             Stock Repurchase Program.  On July 21, 2000, the Company instituted a stock repurchase program in which the Company may spend up to $3 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate.  This repurchase program will expire on June 30, 2001, and replaces a previously existing repurchase program that was to expire on December 31, 2000.  Through May 11, 2001, the Company had repurchased 39,300 shares under this program for approximately $157,000.  Under previous stock repurchase programs, the Company repurchased 1,131,558 shares for an aggregate purchase price of approximately $5,342,000.  The repurchase plans were initiated due to management’s belief that the Company’s stock was undervalued in the market place.  The Company continues to explore a variety of alternatives to enhance shareholder value.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

             Scheid Vineyards Inc. is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 6,000 acres of wine grape vineyards.  Of this total, approximately 4,400 acres are operated for the Company’s own account, and 1,600 acres are operated under management contracts for others.  All of the properties currently operated by the Company are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

             The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir and Sauvignon Blanc.  Substantially all of the Company’s current wine grape production is contracted at least through the harvest of 2001, and the majority is contracted at least through the harvest of 2006.

             The wine grape business is extremely seasonal.  Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October.  Because success of the Company’s operations is dependent upon the results of the Company’s annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year.  Profits, if any, are recognized when revenues from grape sales are recognized.  In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year.  From time to time, the Company has, and may in the future, convert grapes into bulk wine for sale in years subsequent to the harvest year, which may impact quarterly results.  These are significant factors in comparing quarterly operating results between fiscal years.

Results of Operations - Nine Months Ended March 31, 2001 and 2000

             Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.  The Securities and Exchange Commission has issued Staff Accounting Bulletin 101, which deals with revenue recognition.  The Company has evaluated this pronouncement and believes that it does not effect the way it recognizes revenues.

             Sales (which is comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased by 12% to $55,000 in the three months ended March 31, 2001 from $49,000 in the 2000 period, an increase of $6,000.  Sales for the three months ended March 31, 2001 and 2000 is comprised solely of sales of wine and wine-related merchandise.

             Revenue from vineyard management, services and other fees increased by 7% to $163,000 for the three months ended March 31, 2001 from $152,000 in the 2000 period, an increase of $11,000.

             Gross Profit.  Gross profit for the three months ended March 31, 2001 was $122,000 compared to $133,000 for the three months ended March 31, 2000, a decrease of $11,000 or 8%.

             Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

             General and Administrative.   General and administrative expenses were $1,110,000 for the three months ended March 31, 2001 as compared to $945,000 in the 2000 period, an increase of $165,000 or 17%.  The increase was due primarily to the accrual of $100,000 of estimated costs associated with the relocation of the Company’s executive offices from Marina del Rey, California to Salinas, California.  The total one-time expense of relocating the Company’s executive offices is anticipated to be between $500,000 and $600,000 and will be primarily incurred in the second and third quarters of 2001.

             Interest Expense, Net.   Net interest expense was $263,000 for the three months ended March 31, 2001 as compared to $216,000 in the 2000 period, an increase of $47,000, and is comprised of the following:

	2001	2000
Interest expense	$484,000	$407,000
Less capitalized interest	(217,000)	(188,000)
Interest expense, net of amount capitalized	267,000	219,000
Interest income	(4,000)	(3,000)
Interest expense, net	$263,000	$216,000

             Total interest expense increased in the 2001 period as a result of higher outstanding borrowings primarily as the result of expenditures for the continued development of Company-owned vineyards. Capitalized interest increased in the 2001 period due to the increased expenditures for vineyard acreage being improved or developed.

             Income Tax Benefit.  The income benefit increased $89,000 to $500,000 for the three months ended March 31, 2001 from $411,000 in the 2000 period.  The effective tax rate for both periods was 40%.

             Net Loss.   As a result of the above, the Company had a net loss for the three months ended March 31, 2001 of $751,000, as compared to a net loss of $617,000 in the 2000 period.

Liquidity and Capital Resources

             SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at March 31, 2001 of $1,527,000 as compared to $5,190,000 at December 31, 2000, a decrease of $3,663,000.  The decrease in working capital was due primarily to the repayment of long-term debt in the first quarter of 2001.

             Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

             The Company currently has credit lines that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  The current crop line expires June 5, 2002, and is secured by crops and other assets of the Company.  There was $10,550,000 outstanding under the Company’s crop line at March 31, 2001. The interest rate on this line is based on the bank’s “reference” or “cost of funds” rate.  At March 31, 2001, the weighted average interest rate on borrowings under this line of credit was 6.89%.

             SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $8,915,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000.  At March 31, 2001, the outstanding amount owed by the Company under these facilities was $8,915,000.  The interest rate on each of these lines is based on the bank’s “reference” or “cost of funds” rate.  At March 31, 2001, the weighted average per annum interest rate on these lines was 7.37%.  These credit lines are secured by deeds of trust on underlying vineyard properties.

             The Company also has other long-term notes payable which expire through July 2005 and, as of March 31, 2001, totaled approximately $5,575,000.  The interest rate on each of these notes is based on the bank’s “reference” or “cost of funds” rate.  At March 31, 2001, the weighted average per annum interest rate on these notes was 8.42%.  These notes are secured by deeds of trust on underlying vineyard properties.

             The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At March 31, 2001, the maximum available balance and the outstanding balance on this line of credit was $4,199,000.  This line bears interest at the bank’s reference rate (5.77% at March 31, 2001) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

             The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At March 31, 2001, the Company was in compliance with these covenants.

             Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At May 11, 2001, the Company had $2.2 million in borrowing availability under its long-term revolving credit facilities and crop line of credit.

             Management anticipates that capital requirements will continue to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned new vineyard developments are expected to require approximately $3.5 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $2.3 million.  In addition, the Company expects to invest approximately $2.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.8 million for the development of new vineyards, $0.5 million for the continued improvement and redevelopment of existing vineyards, and $0.8 million for equipment purchases during the three months ended March 31, 2001.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

             Net cash used in operating activities was $640,000 for the three months ended March 31, 2001, compared to $1,519,000 for the same period in 2000, a decrease of $879,000.  The decrease was primarily due to collections of accounts receivable in 2001 and increases in accounts payable and accrued expense.

             Net cash used in investing activities was $1,572,000 for the three months ended March 31, 2001, compared to $1,901,000 for the same period in 2000, a decrease of $329,000.  The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company’s existing vineyards.  The Company completed the planting of its 750-acre Mesa del Rio Vineyard in May of 1999, although improvements on these acres will continue until the vineyard begins to produce grapes.

             Net cash used in financing activities was $1,825,000 for the three months ended March 31, 2001, compared to net cash provided by financing activities of $3,584,000 for the same period in 2000, an increase of $5,409,000.  The increase was due primarily to the timing of repayment of $5,000,000 of the Company’s crop line of credit in January 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

             Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements”.  These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company “believes,” “anticipates,” “expects,” or words of similar import.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions, (ii) the potential effect on the Company’s vineyards of certain diseases, insects and pests, including the glassy-winged sharpshooter, (iii) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs, (iv) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs, (v) consumer demand and preferences for the wine grape varieties produced by the Company, (vi) general health and social concerns regarding consumption of wine and spirits, (vii) the size and growth rate of the California wine industry, (viii) seasonality of the wine grape producing business, (ix) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages, (x) competition from other producers and wineries, (xi) proposed expansion of the Company’s wine business, (xii) the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production, (xiii) the availability of financing on terms acceptable to the Company, and (xiv) the Company’s labor relations.  These and other factors, risks and uncertainties are discussed in greater detail under the caption “Business - Cautionary Information Regarding Forward Looking Statements” in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2001.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are included herewith:

10.1 Standard Office Lease, dated March 20, 2001, by and between Dennis K. Cooper and Scheid Vineyards Inc.

(b) Reports on Form 8-K

None

SIGNATURES

                           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)