Form 10QSB
period 2001-06-30
SCHEID VINEYARDS INC
filed 2001-08-14
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22857

SCHEID VINEYARDS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0461833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Hilltown Road, Salinas, California	93908
(Address of principal executive offices)	(Zip Code)

(831) 455-9990
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

Yes☒   No☐

There were 5,475,570 shares outstanding of registrant's Common Stock, par value $.001 per share, as of August 14, 2001, consisting of 2,154,455 shares of Class A Common Stock and 3,321,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes ☐            No☒

SCHEID VINEYARDS INC.
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
	June 30, 2001(Unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$529	$4,260
Accounts receivable, trade	—	1,526
Accounts receivable, other	—	769
Inventories	6,057	580
Supplies, prepaid expenses and other current assets	268	560
Current portion of long-term receivable	525	525
Deferred income taxes	1,016	—
Notes receivable officers/stockholder	451	—
Total current assets	8,846	8,220
PROPERTY, PLANT AND EQUIPMENT, net	54,414	51,941
LONG–TERM RECEIVABLE	3,674	4,199
OTHER ASSETS, net	696	898
	$67,630	$65,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long–term debt	$1,478	$1,478
Accounts payable and accrued liabilities	1,702	802
Accrued relocation costs	327	—
Accrued interest payable	302	59
Income taxes payable	—	599
Deferred income taxes	—	92
Total current liabilities	3,809	3,030
LONG-TERM DEBT, net of current portion	33,011	29,586
DEFERRED INCOME TAXES	2,169	2,169
Total liabilities	38,989	34,785
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,	7	7
Class A, $.001 par value; 20,000,000 shares authorized; 2,154,455 shares outstanding at June 30, 2001 and December 31, 2000
Class B, $.001 par value; 10,000,000 shares authorized; 3,321,115 and 3,374,100 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively
Additional paid–in capital	21,699	21,868
Retained earnings	12,434	14,097
Less: treasury stock; 1,170,858 Class A shares at cost at June 30, 2001 and December 31, 2000	(5,499)	(5,499)
Total stockholders’ equity	28,641	30,473
	$67,630	$65,258

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

REVENUES:
Sales	$72	$67	$127	$116
Vineyard management, services and other fees	220	236	383	388
Total revenues	292	303	510	504
COST OF SALES	124	126	220	144
GROSS PROFIT	168	177	290	360
General and administrative expenses	1,419	941	2,529	1,936
Interest expense, net	270	268	533	484
LOSS BEFORE INCOME TAX BENEFIT	(1,521)	(1,032)	(2,772)	(2,060)
INCOME TAX BENEFIT	609	413	1,109	824
NET LOSS	$(912)	$(619)	$(1,663)	$(1,236)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.17)	$(0.11)	$(0.30)	$(0.22)
WEIGHTED AVERAGE SHARES OUTSTANDING	5,476	5,590	5,502	5,637

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,663)	$(1,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	1,077	1,178
Deferred income taxes	(1,108)	(824)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,526	1,144
Accounts receivable, other	769	581
Inventories	(5,477)	(4,528)
Supplies, prepaid expenses and other current assets	292	(516)
Accounts payable and accrued liabilities	1,470	456
Income taxes payable	(599)	(297)
Net cash used in operating activities	(3,713)	(4,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Long–term receivable	525	525
Additions to property, plant and equipment	(3,673)	(4,283)
Proceeds from sale of property, plant and equipment	123	33
Notes receivable officers/stockholder	(451)	–
Other assets	33	(160)
Net cash used in investing activities	(3,443)	(3,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long–term debt	9,350	9,550
Repayment of long–term debt	(5,925)	(1,330)
Repurchase of common stock	–	(452)
Net cash provided by financing activities	3,425	7,768
Decrease in cash and cash equivalents	(3,731)	(159)
CASH AND CASH EQUIVALENTS, beginning of period	4,260	411
CASH AND CASH EQUIVALENTS, end of period	$529	$252

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

             The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the “Company” or “SVI”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.   In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and its results of operations for the three and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2000 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

             2001 Harvest.  The development of the wine grape crop for 2001 is proceeding as expected.  It is anticipated that the first grapes will be harvested the week of August 13, 2001, several weeks ahead of schedule.  The harvest is not expected to be in full swing, however, until early September, which is customary for wine grapes produced on the Central Coast.

             Relocation of Executive Offices.  In June 2001, the Company relocated its executive offices from Marina del Rey, California to 305 Hilltown Road, Salinas, California.  The purpose of the relocation is to place the Company’s executive offices in greater proximity to the Company’s vineyards.  In conjunction with the relocation, certain of the Company’s employees were given relocation packages, including monetary payments intended to reimburse such employees for the time and expenses associated with their move, and other employees who did not relocate were given severance packages. The Company anticipates that the total one-time expense of relocating the executive offices, including relocation packages, severance packages and moving expenses, will be between $500,000 and $600,000, the substantial portion of which was incurred in the second quarter of 2001. As of June 30, 2001, the Company had paid $173,000 of relocation expenses and accrued an additional $327,000, for a total of $500,000 at that date.

             Stock Repurchase Program.  On July 21, 2000, the Company instituted a stock repurchase program in which the Company could spend up to $3 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate.  This repurchase program expired on June 30, 2001.  In 2000, the Company had repurchased 39,300 shares under this program for approximately $157,000.  There have been no repurchases of shares in 2001.  Under previous stock repurchase programs, the Company repurchased 1,131,558 shares for an aggregate purchase price of approximately $5,342,000.  The repurchase plans were initiated due to management’s belief that the Company’s stock was undervalued in the market place.  The Company continues to explore a variety of alternatives to enhance shareholder value, including the possibility of additional stock repurchase programs.

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

Results of Operations - Six Months Ended June 30, 2001 and 2000

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

             Sales (which is comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased by 9% to $127,000 in the six months ended June 30, 2001 from $116,000 in the 2000 period, an increase of $11,000.  Sales for the six months ended June 30, 2001 and 2000 are comprised solely of sales of wine and wine-related merchandise.

             Revenue from vineyard management, services and other fees decreased by 1% to $383,000 for the six months ended June 30, 2001 from $388,000 in the 2000 period, a decrease of $5,000.

             Gross Profit.  Gross profit for the six months ended June 30, 2001 was $290,000 compared to $360,000 for the six months ended June 30, 2000, a decrease of $70,000 or 19%.

             Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

             General and Administrative.   General and administrative expenses were $2,529,000 for the six months ended June 30, 2001 as compared to $1,936,000 in the 2000 period, an increase of $593,000 or 31%.  The increase was due primarily to costs associated with the relocation of the Company’s executive offices from Marina del Rey, California to Salinas, California.  The total one-time expense of relocating the Company’s executive offices is anticipated to be between $500,000 and $600,000 and was primarily incurred in the second quarter of 2001.  As of June 30, 2001, the Company had paid $173,000 of relocation expenses and accrued an additional $327,000, for a total of $500,000 at that date.

             Interest Expense, Net.   Net interest expense was $533,000 for the six months ended June 30, 2001 as compared to $484,000 in the 2000 period, an increase of $49,000, and is comprised of the following:

	2001	2000

Interest expense	$961,000	$920,000
Less capitalized interest	(420,000)	(426,000)

Interest expense, net of amount capitalized	541,000	494,000
Interest income	(8,000)	(10,000)

Interest expense, net	$533,000	$484,000

             Total interest expense increased in the 2001 period as a result of higher outstanding borrowings primarily as the result of expenditures for the continued development of Company-owned vineyards, offset by decreases in the Company’s weighted average interest rate on outstanding borrowings.

             Income Tax Benefit.  The income tax benefit increased $285,000 to $1,109,000 for the six months ended June 30, 2001 from $824,000 in the 2000 period.  The effective tax rate for both periods was 40%.

             Net Loss.   As a result of the above, the Company had a net loss for the six months ended June 30, 2001 of $1,663,000, as compared to $1,236,000 in the 2000 period.

             The comparison of the results of operations for the three-month periods ended June 30, 2001 and 2000 have been omitted due the similarity of discussion of the six-month periods above.

Liquidity and Capital Resources

             SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company expects to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at June 30, 2001 of $5,037,000 as compared to $5,190,000 at December 31, 2000, a decrease of $153,000.

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

             The Company currently has credit lines that provide both short-term and long-term funds.  The Company’s “crop” line currently has maximum credit available of $19,000,000 through September 5, 2001 and $15,000,000 through the crop line expiration date of June 5, 2002.  The Company’s bank has approved the extension of the expiration date until July 5, 2003.  The crop line is intended to finance the Company’s anticipated working capital needs and is secured by crops and other assets of the Company.  There was $15,800,000 outstanding under the Company’s crop line at June 30, 2001. The interest rate on this line is based on the bank’s “reference” or “cost of funds” rate.  At June 30, 2001, the weighted average interest rate on borrowings under this line of credit was 6.29%.

             SVI also has long-term credit facilities which expire through June 2008 and provide for maximum borrowings totaling $8,915,000, which diminish annually through the expiration dates to a maximum allowable commitment of $5,412,000.  At June 30, 2001, the outstanding amount owed by the Company under these facilities was $8,915,000.  The interest rate on each of these lines is based on the bank’s “reference” or “cost of funds” rate.  At June 30, 2001, the weighted average per annum interest rate on these lines was 6.92%.  These credit lines are secured by deeds of trust on underlying vineyard properties.

             The Company also has other long-term notes payable which expire through July 2005.  As of June 30, 2001, these notes totaled approximately $5,575,000.  The interest rate on each of these notes is based on the bank’s “reference” or “cost of funds” rate.  At June 30, 2001, the weighted average per annum interest rate was 5.83%.  These notes are secured by deeds of trust on underlying vineyard properties.

             The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At June 30, 2001, the maximum available balance and the outstanding balance on this line of credit was $4,199,000.  This line bears interest at the bank’s reference rate (4.53% at June 30, 2001) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

             The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At June 30, 2001, the Company was in compliance with these covenants.

             Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At August 14, 2001, the Company had $0.9 million in borrowing availability under its long-term revolving credit facilities and crop line of credit and is currently negotiating with its bank for an additional $3 million in credit facilities.

             Management anticipates that capital requirements will continue to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned new vineyard developments are expected to require approximately $3.5 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $2.3 million.  In addition, the Company expects to invest approximately $2.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $1.7 million for the development of new vineyards, $0.9 million for the continued improvement and redevelopment of existing vineyards, and $1.0 million for equipment purchases during the six months ended June 30, 2001.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

             Net cash used in operating activities was $3,713,000 for the six months ended June 30, 2001, compared to $4,042,000 for the same period in 2000, a decrease of $329,000.

             Net cash used in investing activities was $3,443,000 for the six months ended June 30, 2001, compared to $3,885,000 for the same period in 2000, a decrease of $442,000.  The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company’s existing vineyards.  The Company completed the planting of its 750-acre Mesa del Rio Vineyard in May 1999, although capital improvements on these acres will continue until the vineyard reaches economic production, estimated to be in 2002.  The decrease was partially offset by short-term loans in the amount of approximately $448,000 to officers of the Company in connection with the relocation of the Company’s executive offices in June 2001.

             Net cash provided by financing activities was $3,425,000 for the six months ended June 30, 2001, compared to $7,768,000 for the same period in 2000, a decrease of $4,343,000.  The decrease was due primarily to the timing of repayment of $5,000,000 of the Company’s crop line of credit in January 2001.

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

                           None

             (b)        Reports on Form 8-K

                           None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	SCHEID VINEYARDS INC.
/s/ MICHAEL S. THOMSEN

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)