Form 10QSB
period 2001-09-30
SCHEID VINEYARDS INC
filed 2001-11-14
CIK 1039213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22857

SCHEID VINEYARDS INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0461833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Hilltown Road
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

November 14, 2001, consisting of 2,154,455 shares of Class A Common Stock and 3,321,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes  ☐     No  ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$444	$4,260
Accounts receivable, trade	9,049	1,526
Accounts receivable, other	269	769
Inventories	3,873	580
Supplies, prepaid expenses and other current assets	363	560
Current portion of long-term receivable	525	525
Note receivable officer/stockholder	211	—

Total current assets	14,734	8,220
PROPERTY, PLANT AND EQUIPMENT, net	54,594	51,941
LONG–TERM RECEIVABLE	3,674	4,199
OTHER ASSETS, net	915	898

	$73,917	$65,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long–term debt	$1,624	$1,478
Accounts payable and accrued liabilities	1,798	802
Accrued relocation costs	278	—
Accrued interest payable	17	59
Income taxes payable	—	599
Deferred income taxes	57	92

Total current liabilities	3,774	3,030
LONG-TERM DEBT, net of current portion	37,577	29,586
DEFERRED INCOME TAXES	2,176	2,169

Total liabilities	43,527	34,785

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,154,455 shares outstanding at September 30, 2001 and December 31, 2000	7	7
Class B, $.001 par value; 10,000,000 shares authorized; 3,321,115 and 3,374,100 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively
Additional paid–in capital	21,699	21,868
Retained earnings	14,183	14,097
Less: treasury stock; 1,170,858 Class A shares at cost at September 30, 2001 and December 31, 2000	(5,499)	(5,499)

Total stockholders’ equity	30,390	30,473

	$73,917	$65,258

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
REVENUES:
Sales	$9,587	$10,127	$9,714	$10,243
Vineyard management, services and other fees	186	178	569	566

Total revenues	9,773	10,305	10,283	10,809
COST OF SALES	5,538	5,108	5,758	5,252

GROSS PROFIT	4,235	5,197	4,525	5,557
General and administrative expenses	1,031	934	3,560	2,870
Interest expense (income), net	289	(65)	822	419

INCOME BEFORE PROVISION FOR INCOME TAXES	2,915	4,328	143	2,268
PROVISION FOR INCOME TAXES	1,166	1,731	57	907

NET INCOME	$1,749	$2,597	$86	$1,361

BASIC AND DILUTED NET INCOME PER SHARE	$0.32	$0.47	$0.02	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING	5,476	5,547	5,493	5,607

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86	$1,361
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and abandonments	1,922	1,550
Deferred income taxes	(28)	337
Changes in operating assets and liabilities:
Accounts receivable, trade	(7,523)	(8,890)
Accounts receivable, other	500	581
Inventories	(3,293)	(1,524)
Supplies, prepaid expenses and other current assets	197	(42)
Accounts payable and accrued liabilities	1,232	420
Income taxes payable	(599)	245

Net cash used in operating activities	(7,506)	(5,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long–term receivable	525	525
Additions to property, plant and equipment	(4,698)	(7,009)
Proceeds from sale of property, plant and equipment	123	33
Note receivable officer/stockholder	(211)	–
Other assets	(186)	(263)

Net cash used in investing activities	(4,447)	(6,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long–term debt	14,447	14,300
Repayment of long–term debt	(6,310)	(1,330)
Repurchase of common stock	–	(609)

Net cash provided by financing activities	8,137	12,361

Decrease in cash and cash equivalents	(3,816)	(315)
CASH AND CASH EQUIVALENTS, beginning of period	4,260	411

CASH AND CASH EQUIVALENTS, end of period	$444	$96

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the “Company” or “SVI”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.   In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and its results of operations for the three and nine-month periods ended  September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2000 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB.

RECENT DEVELOPMENTS

Refinancing of Long-Term Debt.  On August 27, 2001, the Company completed the refinancing of certain of its long-term debt facilities and entered into a new long-term facility with its current bank.  The amendments and new financing provided the Company with an additional $7,000,000 in funds to replenish working capital and to complete the development of recently planted vineyards.

Relocation of Executive Offices.  In June 2001, the Company relocated its executive offices from Marina del Rey, California to 305 Hilltown Road, Salinas, California.  The purpose of the relocation is to place the Company’s executive offices in greater proximity to the Company’s vineyards.  In conjunction with the relocation, certain of the Company’s employees were given relocation packages, including monetary payments intended to reimburse such employees for the time and expenses associated with their move, and other employees who did not relocate were given severance packages. The Company anticipates that the total one-time expense of relocating the executive offices, including relocation packages, severance packages and moving expenses, will be approximately $500,000, the substantial portion of which was incurred in the second quarter of 2001.  As of September 30, 2001, the Company had paid $222,000 of relocation expenses and accrued an additional $278,000, for a total of $500,000 at that date.

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

Results of Operations - Nine Months Ended September 30, 2001 and 2000

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

Through September 30, 2001, approximately 49% of the Company’s producing acres had been harvested, as compared to 53% at September 30, 2000.  As a result, for the nine months ended September 30, 2001, sales decreased by 5% to $9,714,000 from $10,243,000 in the 2000 period, a decrease of $529,000.  Sales are comprised of the following:

	2001	2000
Grape sales	$9,476,000	$9,993,000
Bulk wine sales	—	—
Wine and wine-related merchandise	238,000	250,000

Total sales	$9,714,000	$10,243,000

Revenue from vineyard management, services and other fees increased by 1% to $569,000 for the nine months ended September 30, 2001 from $566,000 in the 2000 period, an increase of $3,000.

Gross Profit.  Gross profit for the nine months ended September 30, 2001 was $4,525,000 compared to $5,557,000 for the nine months ended September 30, 2000, a decrease of $1,032,000, or 19%.  Gross profit on grape sales is lower in 2001 due primarily to approximately 500 recently planted acres coming into production.  Gross profit is generally lowest when a vineyard first comes into production due to lower yields and relatively fixed farming costs.  Primarily as a result of these vineyard acres coming into production in 2001, gross margins on grape sales decreased to 43% in the 2001 third quarter as compared to 49% in the 2000 period.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative.   General and administrative expenses were $3,560,000 for the nine months ended September 30, 2001 as compared to $2,870,000 in the 2000 period, an increase of $690,000 or 24%.  The increase was due primarily to costs associated with the relocation of the Company’s executive offices from Marina del Rey, California to Salinas, California.  The total one-time expense of relocating the Company’s executive offices is anticipated to be between approximately $500,000, and was primarily incurred in the second quarter of 2001.  As of September 30, 2001, the Company had paid $222,000 of relocation expenses and accrued an additional $278,000, for a total of $500,000 at that date.

                Interest Expense, Net.   Net interest expense was $822,000 for the nine months ended September 30, 2001 as compared to $419,000 in the 2000 period, an increase of $403,000, and is comprised of the following:

	2001	2000
Interest expense	$1,441,000	$1,575,000
Less capitalized interest	(607,000)	(1,143,000)

Interest expense, net of amount capitalized	834,000	432,000
Interest income	(12,000)	(13,000)

Interest expense, net	$822,000	$419,000

Total interest expense decreased in the 2001 period as a result of decreases in the Company’s weighted average interest rate on outstanding borrowings. The weighted average interest on borrowings decreased to 6.85% in the 2001 period as compared to 8.29% in the 2000 period. Capitalized interest decreased in 2001 primarily as the result of a decrease in the amount of acres of vineyards in the development phase as compared to the 2000 period.

Provision for Income Taxes.  The provision for income taxes decreased $850,000 to $57,000 for the nine months ended September 30, 2001 from $907,000 in the 2000 period.  The effective tax rate for both periods was 40%.

Net Income.   As a result of the above, the Company had net income for the nine months ended September 30, 2001 of $86,000, as compared to $1,361,000 in the 2000 period.

The comparison of the results of operations for the three-month periods ended September 30, 2001 and 2000 have been omitted due the similarity of discussion of the nine-month periods above.

Anticipated Results For Fiscal Year Ending December 31, 2001

The harvest of 2001 was completed on November 5, 2001 and the Company estimates that total tons harvested are approximately 25% more than in 2000.  The Company estimates that for the fiscal year ending December 31, 2001, it will record revenues in excess of $20,000,000, an increase of over 15% from fiscal 2000 revenues.  Although the Company believes this estimate is realistic, it should be noted that not all information used to derive amounts due from customers has been finalized as of the date of this report and actual revenues should differ from those projected above.  The Company cautions that historical amounts of cost of sales and other expenses deducted in arriving at net income, and historical and third quarter 2001 ratios of costs of sales and other expenses to revenues, may not be expected to provide an indication of gross profit or net income to be reported by the Company for fiscal 2001.  See “--Special Note Regarding Forward-Looking Statements.”

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company expects to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at September 30, 2001 of $10,960,000 as compared to $5,190,000 at December 31, 2000, an increase of $5,770,000.  The increase is due primarily to current year grape sales.

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

The Company has credit facilities that provide both short-term and long-term funds.  On August 27, 2001, the Company completed the refinancing of certain of its long-term debt facilities and entered into a new long-term facility with its current bank.  The amendments and new financing provided the Company with an additional $7,000,000 in funds to replenish working capital and to complete the development of recently planted vineyards.

The Company’s “crop” line currently has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  The crop line expires July 5, 2003 and is secured by crops and other assets of the Company.  There was $13,897,000 outstanding under the Company’s crop line at September 30, 2001. The interest rate on this line is based on the bank’s “reference rate” or at the quoted “LIBOR” rate plus 1.75%.  At September 30, 2001, the weighted average interest rate on borrowings under this line of credit was 5.39%.

SVI has long-term credit facilities secured by deeds of trust on underlying vineyard properties which expire in June 2005.  At September 30, 2001, the outstanding amount owed by the Company under these facilities was $6,105,000.  The interest rate on each of these facilities is based on the bank’s “reference rate” or at the quoted “LIBOR” rate plus 2.25%.  At September 30, 2001, the weighted average per annum interest rate on these facilities was 5.83%.

SVI also has long-term credit facilities secured by deeds of trust on underlying vineyard properties which expire in June 2008.  At September 30, 2001, the outstanding amount owed by the Company under these facilities was $15,000,000.  The interest rate on each of these facilities is based on the bank’s “reference rate” or at the quoted “LIBOR” rate plus 2.10%.  At September 30, 2001, the weighted average per annum interest rate on these facilities was 5.68%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At September 30, 2001, the maximum available balance and the outstanding balance on this line of credit was $4,199,000.  This line bears interest at the bank’s reference rate (4.08% at September 30, 2001) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At September 30, 2001, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At November 14, 2001, the Company had $6.1 million in borrowing availability under its crop line of credit.

Management anticipates that capital requirements will continue to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned new vineyard developments are expected to require approximately $3.5 million in capital investment over the next three years ending December 31, 2004, and continued improvements and redevelopments of existing vineyards are expected to require approximately $2.3 million.  In addition, the Company expects to invest approximately $2.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $2.5 million for the development of new vineyards, $1.2 million for the continued improvement and redevelopment of existing vineyards, and $1.0 million for equipment purchases during the nine months ended September 30, 2001.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $7,506,000 for the nine months ended September 30, 2001, compared to $5,962,000 for the same period in 2000, an increase of $1,544,000. The increase is due primarily to the decrease in net income between the periods, as well as the increase in inventories at September 30, 2001 as compared to September 30, 2000.  The increase in inventories in 2001 is due to fewer of the Company’s vineyard acres being harvested at September 30, 2001 as compared to September 30, 2000.  In addition, in 2001 the Company converted grapes into wine for sale at a later date.  These inventories totaled approximately $700,000 at September 30, 2001.  There were no such wine inventories at September 30, 2000.

Net cash used in investing activities was $4,447,000 for the nine months ended September 30, 2001, compared to $6,714,000 for the same period in 2000, a decrease of $2,267,000.  The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company’s existing vineyards.  The Company completed the planting of its 750-acre Mesa del Rio Vineyard in May 1999, although capital improvements on these acres will continue until the vineyard reaches economic production, estimated to be in 2002.  The decrease was partially offset by a short-term loan in the amount of approximately $211,000 to an officer of the Company in connection with the relocation of the Company’s executive offices in June 2001.

Net cash provided by financing activities was $8,137,000 for the nine months ended September 30, 2001, compared to $12,361,000 for the same period in 2000, a decrease of $4,224,000.  The decrease was due primarily to the timing of repayment of $5,000,000 of the Company’s crop line of credit in January 2001.

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

2.1

Exchange and Contribution Agreement, dated as of July 29, 1997, among Registrant and certain affiliated entities and stockholders of Registrant (incorporated by reference to Exhibit number 2.1 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

	3.1a	Certificate of Incorporation (incorporated by reference to Exhibit number 3.1a to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999).

3.1b

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit number 3.1b to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999).

	3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit number 3.2 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999).

4.1

Warrant Agreement, dated as of July 30, 1997, by and among the Company, Cruttenden Roth Incorporated, Laidlaw Equities, Inc. and Rodman & Renshaw, Inc (incorporated by reference to Exhibit number 4.1 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

4.2

Form of Certificate Evidencing Ownership of Class A Common Stock of Scheid Vineyards Inc (incorporated by reference to Exhibit number 4.2 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

4.3

Form of Certificate Evidencing Ownership of Class B Common Stock of Scheid Vineyards Inc. (incorporated by reference to Exhibit number 4.3 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed July 3, 1997).

	10.1	Amendment to Credit Agreement [Crop Line] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001.

	10.2	Amendment to Credit Agreement [Scheid Ranch] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001.

	10.3	Amendment to Credit Agreement [Viento/Riverview] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001.

	10.4	Amendment to Credit Agreement [L31-L36] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001.

	10.5	Amendment to Credit Agreement [San Lucas First] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001.

	10.6	Amendment to Credit Agreement [San Lucas Second] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001.

	10.7	Term Loan Credit Agreement [Hames Loan] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen
Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)