Form 10KSB40
period 2001-12-31
SCHEID VINEYARDS INC
filed 2002-03-29
CIK 1039213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-22857

SCHEID VINEYARDS INC.

(Name of small business issuer in its charter)

Delaware	77-0461833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
301 Hilltown Road Salinas, California	93908
(Address of principal executive offices)	(Zip Code)

(831) 455–9990

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Class A Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for its most recent fiscal year:      $21,689,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market National Market System on March 29, 2002: $7,648,000. The voting stock held by non-affiliates on that date consisted of 2,154,455 shares of Class A Common Stock.

Number of shares outstanding of each of the issuer’s classes of common stock at March 29, 2002:

Class A    2,154,455       Class B    3,321,115

Portions of the registrant’s Proxy Statement for its June 11, 2002 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (check one)    Yes ☐     No  ☒

FORM 10-KSB INDEX

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

                This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Scheid Vineyards Inc. (the “Company”).  These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management “believes,” “anticipates,” “intends,” “expects,” “plans” or words of similar meaning.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements.  Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company.  Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.  In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to “Business — Cautionary Information Regarding Forward-Looking Statements” below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS

                Scheid Vineyards Inc., a Delaware corporation (“SVI” or the “Company”), is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 6,000 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,400 acres are operated for the Company’s own account and 1,600 acres are operated under management contracts for others.  All of the properties currently operated by the Company are located in Monterey and San Benito Counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

                The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2001, the Company sold approximately 84% of its wine grapes under such supply agreements to 25 different wineries.  The Company also converts a portion of its grapes, approximately 9% in 2001, to premium bulk wine which is sold pursuant to wine purchase agreements or on the bulk wine market.  The Company also sells a portion of its grapes, approximately 7% in 2001, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set price per acre.

                The Company believes that its clients contract with SVI to assure a consistent, reliable source of high-quality premium grapes for their wines.  The Company’s largest winery client is Diageo Chateau & Estate Wines Company, a division of Diageo plc (“Diageo”), a global premium drinks business and the eighth largest U.S. winery in terms of 2001 case shipments.

Grape purchase contracts with Diageo cover 54% of the Company’s acreage and accounted for approximately 76% and 73% of the Company’s 2001 and 2000 total revenues, respectively.  Diageo produces and markets the wines of Beaulieu Vineyard (BV), BV Coastal, Sterling Vineyards, The Monterey Vineyard and Blossom Hill.  The Company also has long-term grape or bulk wine purchase agreements with other well-known producers of ultra premium wines, including Niebaum-Coppola Estate Winery, Canandaigua Wine Company (“Canandaigua”, a division of Constellation Brands, Inc.), Chalone Wine Group, Beringer Blass Wine Estates, David Bruce Winery, Morgan Winery, and The Hess Collection Winery.

                The Company sells the majority of its wine grape production under long-term grape purchase contracts.  The terms of the Company’s grape purchase contracts extend to between 2002 and 2014, and generally have “evergreen” provisions requiring one to three years’ prior written notice of termination.  These contracts generally require the clients to purchase substantially all of the Company’s production from specified vineyards at a formula price based upon the previous harvest year’s sales prices in California’s leading coastal regions, including Napa, Sonoma, Mendocino and Monterey Counties.

                SVI also provides vineyard management services to two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Under this arrangement, the Company provides its farming services for a set fee per acre.  In 2001, vineyard management services accounted for approximately 5% of the Company’s total revenues.

                The Company’s executive offices are located at 305 Hilltown Road, Salinas, California 93908, telephone number (831) 455-9990, and its vineyard headquarters are located at 1972 Hobson Avenue, Greenfield, California 93927.  See “-Recent Developments-Relocation of Executive Offices.”

                The Company’s business is conducted through a wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation (“SVI-Cal”).  References in this Report to “SVI-Del” refer only to Scheid Vineyards Inc., the parent holding company.  Unless otherwise required by the context, references in this Report to “SVI” and the “Company” include SVI-Del and SVI-Cal on a consolidated basis.

Recent Developments

                                                2001 Harvest.  For the year 2001, the Company harvested approximately 14,000 tons of wine grapes, a 31% increase from the 2000 harvest of 10,700 tons, primarily due to an approximately 18% increase in acres that are in partial or full production.

                                                2002 Grape Prices. A significant portion of the Company’s acreage is covered by purchase contracts that use data from the Final Grape Crush Report (the “Crush Report”), published by the California Department of Food and Agriculture (the “CDFA”) on or about March 10, to calculate prices.  Based on the 2001 Crush Report published March 8, 2002, the Company anticipates receiving prices for the majority of its 2002 crop that are relatively unchanged from the prices the Company received in 2001, with the exception of the price for Chardonnay.  The price for Chardonnay showed the most change with a decrease in the anticipated average price per ton of approximately 8%.  The Company anticipates that the prices it may receive for grapes which are currently not covered by purchase contracts could be significantly less that the prices it will receive for contracted grapes.  See “The Company’s Grape Production Operations-Grape Sales-Pricing.”

                                                Relocation of Executive Offices.  In June 2001, the Company relocated its executive offices from Marina del Rey, California to 305 Hilltown Road, Salinas, California.  The purpose of the relocation was to place the Company’s executive office in greater proximity to the Company’s vineyards.  In conjunction with the relocation, certain of the Company’s employees were given a relocation package, including monetary payments intended to reimburse such employees for the time and expenses associated with their move, and other employees who did not relocate were given severance packages.  The total one-time expense of relocating the executive offices, including relocation packages, severance packages, and moving expenses, was approximately $659,000.  In addition, tenant improvements at the Company’s new executive offices totaled approximately $92,000.

Company Strategy

                The Company’s strategic objective is to become the leading independent producer of premium varietal wine grapes in California.  The Company believes that its success to date has resulted from execution of a coherent strategy that includes the following elements:

                                                 Produce High Value Premium Wine Grapes.  The Company has consistently emphasized production of high value wine grapes that its clients can use to produce premium varietal wine. These varieties principally include Chardonnay, Cabernet Sauvignon and Merlot, in addition to other varieties that command premium prices.  Throughout its history, SVI has consistently provided its clients with wine grapes that meet demanding specifications for quality, as measured by sugar content and other objective characteristics.  The Company has initiated several new programs in a continuing effort to remain a top quality producer, including regulated deficit irrigation on appropriate varieties, upgrades to certain trellis systems to improve air circulation and light penetration, and an increased focus on balancing each vine through shoot thinning, cluster thinning, and other advanced farming practices.  The Company believes it has developed an excellent reputation in the grape producing industry due to its emphasis on quality and performance. See “The Company’s Grape Production Operations—Grape Production.”

                                                 Continue Long-Term Relationships with Leading Wine Producers.   The Company believes that forming and maintaining long-lasting relationships with clients is the key to being successful as a premium wine grape grower.  The Company has had grape purchase contracts with Diageo and its predecessors since 1972 and with Canandaigua and its predecessors since 1979.  More recently, SVI has formed contractual relationships with additional premium wineries such as Beringer Blass Wine Estates, Niebaum-Coppola Estate Winery, Chalone Wine Group and The Hess Collection Winery.  To service and retain its current clients and attract new clients, the Company has positioned itself as an ultra-premium grower on the Central Coast.  As part of this approach, the Company provides customized farming to meet the specific needs of each client and stresses customer service by allowing clients to access weather, irrigation and farming data through the Company’s proprietary web-based system, VitWatch, and providing each client with quarterly reports outlining the farming practices that have been utilized on their contracted grapes.  See “The Company’s Grape Production Operations—Grape Sales.”

                                                 Combine Fundamental Viticultural Practices with Cutting Edge Technology.   The Company invests in the development of new and improved viticultural practices and the use of innovative technological tools in order to increase the quality, productivity and sustainability of its vineyards.  One of the viticultural tools employed by the Company is the extensive use of modified lyre trellis systems which are designed to achieve balanced vines, leading to production sustainability without a sacrifice in quality.  The Company utilizes many technological tools including irrigation monitoring tools such as neutron probes and pressure baums, weather stations, geographic information systems technology, global positioning systems technology and disease models.  See “The Company’s Grape Production Operations—Viticultural Practices.”

                                                 Develop High Quality Vineyard Properties.   The Company has a disciplined property development strategy in order to increase its productive capacity and leverage its available management and equipment resources.  The Company’s criteria for land and vineyard acquisitions emphasizes value concepts intended to maintain long-term rates of return within certain ranges, although no assurances can be given regarding the profitability of any vineyard development or acquisition.  Currently, approximately 900, or 22% of the Company’s net vine acres, are not yet in production or are only partially productive and it is expected that all or nearly all of these net vine acres will not be at or near full production until 2006.  Although the Company believes that there may be opportunities to purchase or lease undeveloped land suitable for wine grape vineyards and acquire existing vineyards, at this time, SVI is not actively pursuing additional vineyard development projects.  The Company is focusing its efforts on completing the 900 acres of high quality vineyard which is not yet mature and contracting the resultant wine grape production to current or new winery clients.  See “-New Vineyards and Redevelopment of Existing Vineyards”.

California Wine and Grape Industry

                The market for California premium varietal table wines has grown significantly over the last 20 years.  Since 1980, California premium wine revenues have increased at an average 17% compound annual rate to approximately $5.6 billion, or approximately 88% of total California table wine revenues of approximately $6.4 billion in 2001, according to Gomberg, Fredrikson & Associates.  This growth was fueled by the high premium wine segment ($7 and over per 750 ml. bottle), as consumers continued to shift upward in purchase patterns.  In 2001, high premiums represented 28% of California traditional table wine volume and contributed approximately 61% of industry revenues.  According to ACNielsen/Adams, the greatest absolute volume growth in food stores was in the $7 to $10 per 750 ml. bottle price category, which grew by 0.6 million cases, up 9%.  Brands at higher price points also grew rapidly.  From a smaller base, wines in the $10 to $14 per 750 ml. bottle category increased 17%, while wines in the $14 and over segment climbed 7%.  In contrast, wines in the fighting varietal price range of $3 to $7 per 750 ml. bottle grew by only 2%.  Exports of California bottled wine have also grown significantly, increasing over 250% in the last 10 years, from 6.2 million cases in 1991 to 22.3 million cases in 2001.

                According to the Crush Report, the 2001 harvest of California wine grapes totaled 3.0 million tons, down 9% from the record 2000 crush of 3.3 million tons.  California wine grape growers received an average price in 2001 for white wine grapes of $491 per ton, down 2% from 2000, and an average price for red wine grapes of $679 per ton, up 8% from 2000.  For growers in California grape pricing district 7 (Monterey and San Benito Counties), the average price for white wine grapes decreased by 15%, from $1,215 per ton in 2000 to $1,037 in 2001, and the average price for red wine grapes decreased by 3%, from $1,326 per ton in 2000 to $1,287 in 2001.

                Although wine grape prices as reported in the Crush Report are relatively strong in the coastal districts, there has been a drop in demand and a corresponding decrease in prices for certain varietals perceived to be in oversupply.  The largest drop in prices has occurred in the Central Valley, an area which produces more than 70% of the state’s wine grapes and whose production is largely destined for the generic and jug wine market.  Prices for grapes in the coastal regions, however, have also been affected, most significantly in Chardonnay.  During the 2001 harvest, spot market prices for uncontracted grapes in Monterey County decreased from 2000 levels.  Chardonnay that was not contracted was difficult to market, and small amounts of fruit were not picked.  With new vineyards coming into production, yield enhancements through technological advances and other factors, the supply of coastal wine grapes is expected to further increase in future harvests and reduce prices.

The Company’s Grape Production Operations

  Vineyard Operations

                SVI currently owns or manages approximately 6,000 acres of wine grape vineyards in Monterey and San Benito Counties.  These properties consist of approximately 4,400 acres in Monterey County operated for the Company’s own account and approximately 1,600 acres operated under management contracts for others.  Of the Company’s approximately 4,080 net vine acres of wine grapes, approximately 78% are in full production, 17% are in partial production, and 5% are non-producing.  The Company sells the majority of its wine grape production under long-term grape purchase contracts.  Approximately 71% of the Company’s total acres are contracted through at least the harvest of 2003, and approximately 52% are contracted through at least the harvest of 2006.

  Grape Production

                SVI’s acreage of higher value varieties (e.g., Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah) has increased in recent years due to changes in product mix through grafting and replanting of the Company’s original vineyards, the acquisition of a vineyard, and the development of new vineyards.  The Company acquired a 370-acre vineyard in June 1997 and developed into new vineyards approximately 54 acres in 1996, 316 acres in 1997, 322 acres in 1998 and 740 acres in 1999.  Because it takes approximately six years for a newly planted vine to reach full maturity, the Company believes that its potential production of high value wine grapes in these vineyards will increase for the next few years as replanted, interplanted and newly planted vines continue to mature.  However, while potential production may increase, actual grape production varies according to the variety of grape produced, weather, vine density, the quality and type of soil, water conditions, and other factors, and no assurances can be given that such production increases will occur with any predictability or at all.

                The following table shows SVI’s net vine acres by variety from 1998 to 2002, total tons produced from 1998 to 2001, and tons produced by variety for 2001:

Net Vine Acres Owned by SVI and Tons Produced

	Net Vine Acres					Tons
Variety	1998	1999	2000	2001	2002	2001
Chardonnay	881	1,002	1,057	1,374	1,400	4,410
Merlot	555	555	556	556	597	3,390
Cabernet Sauvignon	297	441	748	776	764	2,612
Sauvignon Blanc	122	238	240	240	240	1,254
Pinot Noir	104	133	160	387	366	629
Syrah	26	64	62	174	174	589
Gewürztraminer	82	82	82	82	82	431
Zinfandel	83	86	86	86	86	221
White Riesling	87	58	58	58	58	132
Valdiguie	20	20	20	20	20	127
Petite Sirah	—	—	31	31	31	103
Chenin Blanc	84	—	—	—	—	—
Others	39	46	31	31	39	121
Replants/Grafts(1)	328	295	209	64	22	—
New Acreage(2)	632	1,060	740	201	201	—
Total Net Vine Acres	3,340	4,080	4,080	4,080	4,080

Total Tons Produced	10,932	7,693	10,693	—	—	14,019

                                                (1)           Replants/grafts are acres which are temporarily taken out of production due to grafting or replanting to change varieties. Acres are deemed to be back in production in the third crop year.

                                                (2)           New acreage represents newly acquired bare ground which is in the development stage.  The development stage is the first three years of the vineyard’s life, when the Company expects little or no production.

  Grape Sales

                                Primary Customers.   The wine grape tonnage harvested from the Company’s approximately 3,815 net vine acres in production in 2001 (i.e., excluding vineyards under development or redevelopment) was largely subject to grape purchase contracts with various wine producing companies.  The largest set of these contracts, representing approximately 81% of the Company’s 2001 grape sales revenues and 76% of the Company’s 2001 total revenues, is with Diageo Chateau & Estate Wines Company, a division of Diageo plc.  Diageo is a global premium drinks business headquartered in the United Kingdom and the eighth largest U.S. winery in terms of 2001 case shipments.  The Company’s contractual relationship with Diageo’s predecessor began in 1972 and has been continuous since that time.  The Company has purchase contracts for a significant portion of the balance of its current wine grape production with other wine producers, including Niebaum-Coppola Estate Winery, Canandaigua, Chalone Wine Group, Beringer Blass Wine Estates, David Bruce Winery, Morgan Winery and The Hess Collection Winery.  The Company also provides vineyard management services to Diageo and Pacific Wine Partners, LLC on an aggregate of approximately 1,600 acres of wine grapes.  See “Vineyard Management Contracts.”

                The terms of the Company’s grape purchase contracts generally require the clients to purchase substantially all of the Company’s production from specified vineyards at a formula price based upon the previous year’s sales prices for specified districts as reported in the annual Crush Report.  See “Pricing.”  The contracts generally require the Company to deliver grapes meeting specified sugar levels and other quality measurements.  The majority of the contracts call for payment in full within 60 days of delivery of the crop to the client.

                The terms of the Company’s grape purchase contracts extend to between 2002 and 2014.  Contracts covering the majority of SVI’s acreage extend to 2006 and have “evergreen” renewal provisions whereby the contracts continue until either party gives a two or three years’ prior written notice of termination.  The Company believes that these evergreen provisions are desirable to either allow time to renegotiate the contract with its contracting client or to find a new client for the grape production before the contract terminates, although there can be no assurance that either course of action will be successful.  In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003.  The Company is currently looking at other potential winery clients to replace Diageo on this acrerage, as well as holding discussions with Diageo regarding the renegotiation of the contract.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurance that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have different terms.  See “-Cautionary Information Regarding Forward-Looking Statements — Dependence on Major Customers; Renewal of Grape Purchase Agreements.”

                The Company has enjoyed excellent relationships with its clients that have been built over many years of satisfying their needs for quality, timely delivery and service.  Long-term supply arrangements benefit clients by providing a significant, reliable supply of high–quality grapes at predictable prices.  These contracts also benefit the Company by providing reliable sources of revenues.  SVI believes that these contracts are one of the major reasons for its past success, and it plans to rely upon these and similar contracts in the future.  While contract terms are typically a function of market factors and it is not possible to know what the terms of the Company’s future grape purchase arrangements will be, it is probable that any renewal or replacement of the Company’s Diageo contracts, the majority of which will expire in 2006, and any purchase agreements covering new vineyards will have different terms.

                Pricing.  Each year the CDFA publishes the Grape Crush Report on a preliminary basis on or around February 10, with a final report published on or around March 10.  The Crush Report discloses the prices, tons and certain quality standards of all grapes crushed for wine from each of California’s 17 wine grape producing districts in the grape harvest of the previous autumn.  The report is relied upon heavily by wineries and wine grape producers to negotiate contracts and establish grape prices, as well as by financial and other institutions who serve the wine industry.

                SVI’s contract grape prices are established each year by formulas which are different for each of its clients.  However, substantially all of its contracts utilize a pricing formula based on the previous year’s prices for each wine grape variety in several specified CDFA reporting districts.  For example, grapes from the Company’s 2002 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 2001 harvest reported in the Crush Report published March 8, 2002.  This enables both the Company and its clients to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year’s harvest.  These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices.  The Company’s grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino County grapes, which tend to be higher than prices for the same varieties produced in Monterey County.  Some recent agreements use pricing formulas that are based more heavily on Monterey County data, which may also be the case for the renewal or replacement of the Diageo agreements and additional agreements covering new or replanted vineyards.

                The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of contracted grapes for the primary varieties it has produced since 1998 based on the pricing formulas of its various tonnage-based grape purchase contracts.  Tonnage-based grape purchase contracts cover approximately 68% of the Company’s currently producing acreage.

Weighted Average Prices Per Ton Received by SVI (1)

Variety	1998	1999	2000	2001	2002(2)

Cabernet Sauvignon	$1,571	$1,658	$1,747	$2,044	$2,198
Chardonnay	1,577	1,577	1,647	1,615	1,482
Gewurztraminer	908	959	988	943	984
Merlot	1,532	1,533	1,516	1,552	1,555
Petite Sirah	—	—	1,240	1,315	1,383
Pinot Noir	1,555	1,727	1,781	1,789	1,759
Sauvignon Blanc	1,027	1,084	1,160	1,181	1,180
Syrah	1,135	1,319	1,468	1,442	1,385
Valdiguie	885	858	890	887	863
White Riesling	832	847	852	884	863
Zinfandel	1,096	1,217	1,347	1,473	1,653

                                                (1)           Prices for premium varieties have increased in recent years largely as a result of supply and demand conditions.  Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will match or exceed historical prices.

                                                (2)           Price estimates for 2002 are based upon existing contracts, Company production and sales estimates for contracted acres, and the 2001 Final Grape Crush Report released March 8, 2002.  These weighted average prices per ton do not include estimated production and sales of uncontracted vineyard acres.  The Company anticipates that prices for grapes produced from uncontracted acres will be lower than those from its contracted acres.

  Viticultural Practices

                                The Company continually invests in the development of new and improved viticultural practices and the use of innovative technological tools in order to increase the quality, productivity and sustainability of its vineyards.  Innovations developed or employed by SVI over the past ten years have included new grafting methods, interplanting, regulated deficit irrigation, and improved machine harvesting technology and practices.  The Company extensively uses modified lyre trellis systems in its vineyards which are designed to achieve balanced vines, leading to production sustainability without a sacrifice in quality.  The Company utilizes many technological tools including irrigation monitoring tools such as neutron probes and pressure baums, weather stations, geographic information systems technology, global positioning systems technology and disease models.

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

  Capital Investment Requirement for Acquisition, Development and Improvement of Vineyards

                Because of the increasing demand for premium wine, the Company’s clients as well as other wineries have been seeking additional long-term sources of premium wine grapes.  Accordingly, part of the Company’s strategy has been to expand its operations and grape production through the development of bare land into vineyards, the acquisition of existing vineyards, and the redevelopment of the Company’s older vineyards.  As discussed below, the Company has implemented this strategy through the lease in 1998 of approximately 790 acres of bare land located near the Company’s vineyard headquarters and currently being developed into vineyards, the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of approximately 575 acres of bare land in Hames Valley it has developed into vineyards, and the redevelopment of certain of the Company’s existing vineyards.

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

                It has been the Company’s experience that it currently costs approximately $15,000 to $18,000 per acre over a three-year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of land.  The costs of redeveloping existing vineyards vary depending upon the condition of the vineyard and the scope of the redevelopment plan.

                Due to the acquisition and development of new vineyards and the redevelopment of existing vineyards, much of the Company’s vineyard acreage has not yet reached full productive capacity.  While there can be no assurance that the Company’s properties will achieve their full productive capacity at the rate indicated, if at all, the Company believes that its existing acreage under development or redevelopment represents potential for revenue growth.

                The following table shows recent and anticipated maturity of the Company’s vineyards.

Maturity Levels of SVI’s Net Vine Acres (1)

	Crop Year
	2001	2002	2003	2004	2005	2006
Acres five or more years old (at or near full production)	2,716	3,173	3,717	3,857	3,878	4,080
Acres three and four years old (partial production)	990	684	161	223	202	—
Acres one and two years old (not in production)	374	223	202	—	—	—

Total Acres	4,080	4,080	4,080	4,080	4,080	4,080

                                                (1)           The net vine acreage shown above is SVI’s planted acreage only.  It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

                If the Company’s vineyards under development mature consistently with historical experience and no significant problems are encountered, they should be at or near their full productive capacity in or about 2006.  Therefore, acquisitions of producing vineyards will be required prior to 2006 to achieve production increases in excess of those anticipated from the Company’s existing vineyards.  In addition, acquisitions of producing vineyards or open land suitable for vineyard development will be required to sustain productivity increases after 2006 and moderate any productivity losses from the Company’s existing vineyards due to grafting to new varieties and various other factors that take vineyards out of production from time to time.
See “-Uncertainty of Revenue Growth,” “-Capital Requirements,” and “-Risks Associated with Business Expansion and Acquisition Strategy” under “-Cautionary Information Regarding Forward-Looking Statements” below.

New Vineyards and Redevelopment of Existing Vineyards

                Greenfield.   In December 1998, the Company entered into a lease for an intial term of 24 years of approximately 790 gross acres (740 plantable acres) of undeveloped land suitable for wine grape vineyards located near the Company’s vineyard headquarters.  The Company has two options to extend the term of the lease for successive five-year terms (for a total of ten years).  The Company completed the planting of rootstock on the entire 740 plantable acres in May 1999.  A total of approximately 540 acres of the rootstock was either planted with bench grafts or was grafted to a varietal in 1999, with the first harvest of these acres occurring in 2001.  It is anticipated that the remaining approximately 200 acres of rootstock will be grafted in 2002 and 2003.  The Company intends to seek grape purchase contracts for the grape production from this new vineyard.

                Hames Valley.   In 1997, the Company acquired an option to lease, for a term of up to 50 years,  approximately 575 gross acres (520 plantable acres) of undeveloped land suitable for wine grape vineyards in Hames Valley, which is located approximately 45 miles south of the Company’s vineyard headquarters.  The Company began development on approximately 200 acres in 1997 and the remaining 320 acres in the first quarter of 1998.  The Company has entered into a long-term purchase contract with Diageo for approximately 325 acres, and is currently in the process of seeking grape purchase contracts for the production from the remaining acres on this vineyard.  There can be no assurance, however, that the Company will be successful in finding a winery or wineries which will agree to grape purchase contracts for newly developed vineyards, including those which have recently been developed in Greenfield and Hames Valley.

                Redevelopment of Existing Vineyards.   Throughout the past 10 years, SVI has accomplished major improvements on its vineyards which were planted in the 1970’s.  These improvements include the replanting and grafting of undesirable varieties to higher value varieties and upgrading the trellis systems to improve quality and production sustainability.  From 1993 through 2001, the Company made capital expenditures on these vineyards of over $19 million, replanting or regrafting approximately 1,330 acres to more appropriate varieties and interplanting an additional 1,200 acres.  Improvement and refurbishment is an ongoing process.  The Company estimates that there will always be at least 5% of its total net vine acres undergoing some type of redevelopment. See “-Net Vine Acres Owned by SVI and Tons Produced.”

  Water Supply

                The Company’s vineyards are located in the Salinas Valley through which flows the Salinas River.  The watershed of the Salinas Valley is from the Ventana Wilderness in the Los Padres National Forest and Santa Lucia range of coastal mountains.  The Salinas River supplies a large aquifer which is tapped by agricultural users. In addition, the Salinas River is fed by two large reservoirs, Lake Nacimiento and Lake San Antonio, which were built primarily for agricultural water supply purposes to serve the Salinas Valley.  These reservoirs are maintained by the Monterey County Water Resource Agency.  The Company drip irrigates all of its vineyards from wells located on or near its vineyards. The quality of the water obtained from the wells is good, and the wells have proven to be a plentiful and reliable source of water for the Company’s operations, even during the drought years of the late 1980’s.  See “-Cautionary Information Regarding Forward-Looking Statements - Water.”

Vineyard Management Contracts

                The Company provides vineyard management services on approximately 1,600 acres in Monterey and San Benito Counties for Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Pursuant to these management contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested.  The Company’s vineyard management contracts generally expire no earlier than the completion of harvest in years ranging from 2004 to 2012, and otherwise may be terminated by either party with one or two years’ advance notice.  In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards.  The Company may enter into similar arrangements for other vineyard properties in the future.

Wine Production and Sales

                SVI began limited production of its own ultra premium varietal wines under the Scheid Vineyards and San Lucas Vineyard labels in 1991.  The Company has contracted for its wine production with Storrs Winery, a small producer of award-winning wines located in Santa Cruz, California, approximately 50 miles from the Company’s vineyard headquarters compound.  The Company currently subleases space in a 1,600 square foot building from Storrs Winery, including certain space dedicated for the Company’s exclusive use in connection with its winemaking activities. In 1996, the Company obtained a winery license, and a tasting room was opened in April 1997 at the Company’s vineyard headquarters compound located on U.S. Highway 101 (a major north-south thoroughfare between San Francisco and Los Angeles) just south of Greenfield and north of King City in Monterey County.

                Production and sales have been limited to date.  SVI produced approximately 1,400 and 2,200 cases in 2000 and 2001, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir and Sauvignon Blanc, using Company-grown grapes.  While its actual wine production will depend on various factors, the Company currently plans for production in 2002 of approximately 3,000 cases.  The Company intends to continue to distribute its current wine production directly through its tasting room, web site, restaurants, clubs and a few selected retailers.  Since 1997, the Company has offered an annual “wine dividend” to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company’s wine at up to a 50% discount from the retail price.  The Company intends to offer another “wine dividend” in 2002.  SVI has not yet earned a profit on its wine business and cannot predict when, or if, these operations will become profitable.  Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future.  No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

Competition

                Wine grape growing and wine production are extremely competitive.  There are an estimated 800 commercial wineries which produce and market California table wine, approximately half of which produce fewer than 5,000 cases per year.  The top eight wineries account for approximately 74% of sales based on total California wine shipments in 2001.  In addition, there are many sources of supply of wine grapes in California and in countries outside the United States.  Since 1996, acres planted to wine grapes in California have increased 50% from approximately 378,000 acres at the end of 1996 to 568,000 at the end of 2000, according to the California Agricultural Statistics Service, and the number of planted acres is growing.  Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year.  Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area.  To supplement the grapes they buy from independent producers, many wineries also own or lease vineyards to supply some of their grape needs.  Certain major wineries, such as Kendall-Jackson and Robert Mondavi, are large wine grape producers and produce a significant proportion of the grapes they need to make wine. Substantial vineyard acreage is also owned by other wineries and more is being developed.  Although holdings of vineyard properties are not publicly reported, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

                In addition, there are numerous wine producers in Europe, South America, Australia, New Zealand and South Africa.  Increasing production in these regions is being targeted at the relatively affluent United States market, especially while the dollar remains strong.  California grape and wine supply shortages, especially in red wines, have prompted some domestic national brand marketers to purchase wine from foreign sources.  Most imports are bottled wines; however, some wineries have imported bulk table wine in large tanks for bottling and sale in the United States.  Although imports to California for these purposes increased 39% from 2000 to 2001, bulk wine imports have decreased from approximately 20.3 million gallons in 1997 to approximately 2.6 million gallons in 2001.

Environmental Issues

                SVI currently maintains 26 above–ground fuel storage tanks on its own vineyard properties to provide fuel to its various vehicles and machinery.  These tanks have capacities ranging from approximately 500 to 10,000 gallons and are installed on concrete slabs with catch basins to protect the ground surface from any inadvertent release.  No underground storage tanks are located on the Company’s properties.

                The Company’s current operations require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The usage and storage of these chemicals are, to varying degrees, subject to federal and state regulation. To the extent that the Company stores such chemicals, they are contained in a secured storage facility at the Company’s vineyard headquarters compound.  The most toxic pesticide used by the Company, Furadan™, is not stored on–site, but is delivered as needed by an unaffiliated company and applied to the vineyard under the supervision of a state-licensed applicator.  The Company also maintains a comprehensive safety program supervised by the Company’s human resources safety director and a licensed pest control advisor.

Trademarks and Labels

The Company has registered a trademark relating to a specific slogan which the Company uses on souvenirs and paraphernalia sold at the Company’s wine-tasting room and has filed an application to trademark “VitWatch”, the Company’s proprietary winery client web site.  The Company also has wine labels approved by the Bureau of Alcohol, Tobacco and Firearms (“BATF”), including the Scheid Vineyards and San Lucas Vineyard brand names.

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

                The United Farm Workers, AFL-CIO (“UFW”) has represented the Company’s farm workers since 1993.  In January 2002, the Company completed the negotiation of a new five-year contract with the UFW that will expire at the end of 2006.  The Company believes its labor relations are satisfactory.  The Company has never had a walk-out, sit-down, slow-down or strike, and the existing contract has a “no strike” clause.  The Company has, however, been picketed, particularly during the organizing effort by the UFW and during negotiation of the first contract in 1995.  See “Cautionary Information Regarding Forward-Looking Statements — Labor Regulations and Union Contract.”

Cautionary Information Regarding Forward-Looking Statements

   Agricultural Risks

                Wine grape production is subject to many risks common to agriculture that can materially and adversely affect the quality and quantity of grapes produced.  These hazards include, among other things, adverse weather such as drought, frost, excessive rain, excessive heat or prolonged periods of cold weather.  These weather conditions can materially and adversely affect the quality and quantity of grapes produced by the Company and its profitability.  To the extent a grape producer’s properties are geographically concentrated, the effects of local weather can be material.  The vineyards owned by SVI are spread over a distance of approximately 70 miles, north to south, close to Highway 101 in Monterey County.  Accordingly, adverse weather in the future could affect a substantial portion of the Company’s vineyards in any year and have a material adverse effect on the Company’s business, financial condition and results of operations.

                Vineyards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill vines.  In recent years phylloxera, a louse that feeds on the roots of grape vines, has infested many vineyards in the wine grape producing regions of California and caused grape yields to decrease.  Within a few years of the initial infestation, phylloxera can leave a vine entirely unproductive.  Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, and most of the other wine grape producing areas of the state have been affected to some degree.  As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely.  It takes approximately four to five years for a replanted vineyard to bear grapes in quantities sufficient for profitable operations.  The Company estimates that it currently costs approximately $15,000 to $18,000 per acre to replant vineyards.  Of the Company’s approximately 4,080 net vine acres (i.e., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards) of wine grapes, approximately 3,940 net vine acres, or 97%, are planted or interplanted with phylloxera–resistant rootstock.  The remaining approximately 140 acres are planted on non-resistant rootstock and are, therefore, potentially susceptible to phylloxera infestation.  The Company is managing the non-resistant acres through application of Furadan™ and a program of selective replantings.

                Another potentially devastating pest is the glassy-winged sharpshooter (“GWSS”).  GWSS poses a significant threat to viticulture throughout California due to its ability to transmit Xylella fastidiosa, the bacterium that causes Pierce’s Disease.  Pierce’s Disease, a deadly vine disorder, has been present in California for more than a century, vectored by the blue-green sharpshooter.  It now presents a much more significant threat because the GWSS is a new and far stronger disease carrier than the blue-green sharpshooter.  The GWSS became established in the Temecula region of southern California in 1999 and, as a result, Pierce’s Disease is so widespread that the future viability of the Temecula region to produce wine grapes is in doubt.  The list of counties in California infested with the GWSS numbers fourteen, with localized infestations found in parts of Butte, Contra Costa, Fresno, Kern, Imperial, Sacramento, Santa Barbara and Tulare counties.  Thus far, no trace of sharpshooters has been reported in Monterey County and the Company has seen no evidence of the GWSS or Pierce’s Disease in its own vineyards.  The wine industry, along with scientists and certain governmental agencies in California, are searching for ways to control and combat the pest, including a comprehensive system of inspections and monitoring, pesticide spraying and numerous research projects.

                Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix, twigbore, microflora and various grapevine diseases.  Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss.  Gophers, rabbits, deer, wild hogs and birds can also pose a problem for vineyards, and wine grape vines are also susceptible to certain virus infections which may cause reduction of yields.  None of these currently poses a major threat to the Company’s vineyards, although they could do so in the future and, at that time, will have the potential to subject the vineyards to severe damage.

  Dependence on Major Customer; Renewal of Grape Purchase Agreements

                Grape purchase contracts with Diageo cover 54% of the Company’s acreage and accounted for approximately 76% and 73% of the Company’s 2001 and 2000 total revenues, respectively.  The terms of the grape purchase contracts with Diageo extend to between 2003 and 2014.  In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003.  The Company is currently looking at other potential winery clients to replace Diageo on this acrerage, as well as holding discussions with Diageo regarding the renegotiation of the contract.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurance that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have different terms.  The remaining purchase contracts, covering approximately 41% of the Company’s acreage, extend to 2006 and 2014 and have an “evergreen” renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination.   Although these contracts do not specifically provide for termination prior to expiration of their stated terms, it is possible that they could be terminated under various circumstances, including material breach.  If these contracts are terminated, there can be no assurance that the Company will be able to replace Diageo with as significant a purchaser of its grape production or that the Company will be able to enter into agreements with other purchasers on similar terms.  Termination of these contracts with Diageo could have a material adverse effect on the Company’s business, financial condition and results of operations.

  Wine Grape Supply and Demand; Pricing

                A total of 3.0 million tons of wine grapes were crushed in 2001 in California, a 9% decrease from the record 3.3 million tons crushed in 2000.  Statewide, the average price per ton increased by 5%, from $570 per ton in 2000 to $598 per ton in 2001.  The large crops of 2000 and 2001 have had a big impact on grape and bulk wine prices for some varietals perceived to be in oversupply.  The largest drop in prices occurred in the Central Valley, an area which produces more than 70% of the state’s wine grapes and whose production is largely destined for the generic and jug wine market.  Prices for grapes in the coastal regions, however, have also been affected, most significantly in Chardonnay.  During the 2001 harvest, spot market prices for uncontracted grapes in Monterey County decreased from 2000 levels.  Chardonnay that was not contracted was difficult to market, and small amounts of fruit were not picked.  With new vineyards coming into production, yield enhancements through technological advances and other factors, the supply of coastal wine grapes is expected to further increase in future harvests and reduce prices.

  Uncertainty of Revenue Growth

                In 2002, approximately 78% of the Company’s net vine acres are at or near full production, and it is anticipated that a certain portion of the Company’s vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors.  While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company’s existing properties is limited and the Company’s ability to increase revenue depends ultimately upon its ability to acquire, develop and operate more vineyard properties.  There can be no assurance that suitable properties will be available to the Company at prices that would make the Company’s growth plans viable.  Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

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

  Capital Requirements

                The farming of vineyards in production requires substantial amounts of working capital.  Historically, the Company has relied heavily on short-term credit to finance its working capital requirements.  Working capital requirements are expected to increase to support the expansion anticipated by the Company.  There can be no assurance that the Company will be able to obtain financing when required or that such financing will be available on reasonable terms, and lack of access to adequate lines of credit or other capital sources could impair the Company’s ability to grow and adversely affect the Company’s business, financial condition and results of operations.

                Substantial capital expenditures are required to develop and acquire new vineyards and improve existing vineyards.  The Company has made and may continue to make such expenditures to finance its expansion, and has incurred and may continue to incur indebtedness.  As a consequence, (i) the Company has and will continue to have significant interest and principal repayment obligations, (ii) the Company’s earnings and cash flows will be adversely affected by increases in interest rates, and (iii) the presence of this debt will limit the Company’s ability to pay dividends on its common stock.

  Risks Associated with Business Expansion and Acquisition Strategy; Long-Term Strategies

                As part of its long-term strategy, SVI continually evaluates expanding its business through (i) the purchase or lease of undeveloped land suitable for wine grape vineyards, (ii) acquisitions of developed vineyard properties and (iii) increasing acreage under management.  There can be no assurance that the Company will be able to locate suitable properties to buy or lease at viable prices, and any undeveloped properties acquired by the Company will require significant capital investment and several years of development before becoming productive.  The Company does not expect to receive the full benefit from any newly planted vineyards for at least five to six years after planting due to the time required for the vines to mature and produce economic yields.  In addition, the Company’s ability to increase profits through acquisitions depends to a significant degree upon the prices at which properties can be purchased or leased.  Furthermore, increased acreage under management will create additional demands on Company management and may require the Company to hire and integrate more employees.  Accordingly, the Company’s strategies are long-term strategies designed to increase the Company’s production capacity and expand the Company’s business.  As a result, the full economic impact in terms of projected earnings and other beneficial effects of the Company’s expansion program will not be fully realized for several years, if at all.

  Competition; Industry Fragmentation

                The wine grape industry is extremely competitive.  Many of the Company’s current and prospective competitors have substantially greater financial, production, personnel and other resources than the Company.  The Company competes with many other producers of premium wine grapes in California, including a few thousand small independent (i.e., not winery controlled) wine grape producers who sell their production to wineries.  Moreover, to a significant extent, wine grapes of a particular variety are fungible, and the ability of foreign producers to compete with the Company on the basis of price due to their lower production costs may have a negative impact upon the Company’s profitability.  In addition, the Company’s principal winery clients compete with each other and with other wineries located in the United States and abroad.

  Possible Termination of Vineyard Management Agreements

                Substantially all of the Company’s vineyard management agreements may be terminated in the event that Alfred G. Scheid, Kurt J. Gollnick and certain members of their families cease to maintain specified shareholdings in the Company.  Sales to the public by members of the Scheid or Gollnick families or further public offerings by the Company may result in a change of control of the Company, which could result in termination of these agreements.

  Labor Regulations and Union Contract

                California has many laws and regulations concerning labor in general and farm labor in particular.  The Agricultural Labor Relations Board has promulgated many regulations concerning farm labor and a body of court decisions has developed.  SVI is subject to many of these regulations, laws and precedents.

                The UFW is the major union representing farm labor and has represented SVI’s farm workers since 1993.  In January 2002, the Company completed the negotiation of a new five-year contract with the UFW that will expire at the end of 2006.  Although the Company historically has had satisfactory labor relations, it has been picketed from time to time during the initial organization of its employees and during contract negotiations.  No assurance can be given that the Company’s satisfactory labor relations will continue or that the UFW will not engage in, picketing, walk-outs, sit-downs, slow-downs or strikes or the threat of these actions.  The Company’s business is heavily dependent upon farm labor, and the failure of the Company to maintain adequate labor relations on terms acceptable to the Company could have a material adverse effect upon the Company’s business, financial condition and results of operations.

  Dependence on Consumer Demand

                Trends in consumer spending and changes in consumer tastes have a substantial impact on the wine industry and the Company’s business.  To the extent that wine purchases are negatively impacted by economic and other factors, or wine consumers reduce consumption of wine in favor of other beverages, demand for wine grapes could decrease.

  Government Regulation; Taxes

                SVI is subject to a broad range of federal and state regulatory requirements regarding its operations and practices.  The Company’s current operations and future expansion are subject to regulations governing the storage and use of fertilizers, fungicides, herbicides, pesticides, fuels, solvents and other chemicals.  These regulations are subject to change and conceivably could have a significant impact on operating practices, chemical usage, and other aspects of the Company’s business.

                Wine production and sales are subject to extensive regulation by the Federal Bureau of Alcohol, Tobacco and Firearms, the California Department of Alcohol Beverage Control and other state and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities.  In recent years, federal and state authorities have required warning labels on beverages containing alcohol.  Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general.  Increases in excise taxes on wine, if enacted, could reduce demand for wine and wine grapes, which could materially and adversely effect the Company’s business, financial condition and results of operations.

  Reliance on Key Personnel

                The Company believes its continued success depends to a significant extent on the active involvement of certain members of the Scheid family and the retention of its senior non-family executives.  There can be no assurance that the key persons will remain in their management positions with the Company, and the loss of the services of any of the key persons could have a material adverse effect on the Company’s business, financial condition and results of operations.

  Environmental Risks

                Ownership of real property creates a potential for environmental liability on the part of the Company.  If hazardous substances are discovered on or emanating from any of the Company’s vineyards and the release of hazardous substances (including fuels and chemicals kept by the Company on its properties for use in its business) presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances.  See “-Environmental Issues.”

  Water

                The Company is dependent upon wells located on or near its vineyards for water to irrigate the vineyards, which wells are supplied by aquifers fed by the Salinas River and reservoirs operated by Monterey County.  Although historically the quality of water from these wells has been good and the wells have consistently supplied a plentiful and reliable source of water, even during the drought years of the late 1980’s, and the Company believes its sources of water will be available for the foreseeable future, it is possible that the Company’s water supplies could be impaired in the future due to drought, contamination or other circumstances.  An impairment in the Company’s water supplies could adversely affect the business, financial condition and results of operations of the Company.

  Electricity

                The Company is dependent upon electricity to provide power to pumps that run the irrigation systems on certain of its vineyard properties.  The Company’s drip irrigation system is largely responsible for the application of water and certain fertilizers.  In 2001, California experienced statewide energy shortages, blackouts and increases in electricity costs.  The Company currently spends approximately 3% of its direct farming costs per acre on electricity annually.  Prolonged electricity outages could effect the timing of water or other applications, which could adversely affect the Company’s vineyards.  The Company has not experienced any prolonged electricity blackouts and could, if necessary, use other methods of application of water and fertilizers.

ITEM  2                  DESCRIPTION OF PROPERTIES

                Corporate Headquarters.  Through June 2001, the Company’s executive office occupied approximately 6,400 square feet in Marina del Rey, California under a lease with TESH Partners, L.P. (the “Lessor”), a limited partnership of which SVI is the general partner and four members of the Scheid family are limited partners. Each of these members of the Scheid family is a principal stockholder of the Company.  The lease was terminated under an agreement with the Lessor on June 30, 2001.  See the information incorporated by reference under “Item 12 — Certain Relationships and Related Transactions.”

                In connection with the relocation of its corporate headquarters, on March 19, 2001, the Company entered into a three-year lease for approximately 6,700 square feet of office space in Salinas, California.  The Company has an option to lease the office space for an additional three-year term.

                The Company believes that its existing facilities will be adequate to meet the Company’s needs for the foreseeable future.  Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

                Vineyards.  The Company currently owns approximately 1,800 acres of land and leases approximately 2,600 acres of land underlying its vineyards, all of which are located in Monterey County, California.  The five leases to which the Company is a party were entered into in 1973, 1979, 1996, 1997 and 1998, respectively, and each of the land leases has an initial term of 24 to 30 years and options to extend for up to an additional 10 to 20 years.  Substantially all of the Company’s property, plant and equipment serves as collateral for long-term debt.

ITEM  3.                                                LEGAL PROCEEDINGS

                The Company is not a party to any material legal proceedings.

ITEM  4.                                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders during the Company’s fourth quarter ended December 31, 2001.

PART II

ITEM  5.                                                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Class A Common Stock; Related Information

                The Company’s Class A Common Stock is traded on the Nasdaq National Market System under the symbol “SVIN”.  The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Class A Common Stock, as reported by Nasdaq:

	High	Low
2000
First quarter	$5.000	$3.625
Second quarter	$4.031	$3.344
Third quarter	$4.500	$3.250
Fourth quarter	$4.000	$2.625
2001
First quarter	$3.625	$2.938
Second quarter	$4.000	$2.900
Third quarter	$4.020	$2.890
Fourth quarter	$3.580	$3.000

                On March 22, 2002, there were 176 holders of record of the Company’s Class A Common Stock and 14 holders of record of the Company’s Class B Common Stock.  On that date, the Company believes that the number of beneficial owners of its Class A Common Stock was approximately 900.  For information concerning historical dividends and the Company’s dividend policy, see “Item 6 - Management’s Discussion and Analysis or Plan of Operation - Dividends and Distributions.”

ITEM  6.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion should be read in conjunction with the Company’s Financial Statements, including the related notes thereto, and other financial information included herein.  The information in this Report includes forward-looking statements.  In addition, past operating results are not necessarily indicative of the results to be expected for future periods.  See “Note Concerning Forward-Looking Statements” and “Item 1 — Business — Cautionary Information Regarding Forward-Looking Statements”.

Overview

                Scheid Vineyards Inc. is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 6,000 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,400 acres are operated for the Company’s own account and 1,600 acres are operated under management contracts for others.  All of the properties currently operated by the Company are located in Monterey and San Benito Counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

                The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Merlot, Cabernet Sauvignon, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2001, the Company sold approximately 84% of its wine grapes under such supply agreements to 25 different wineries.  The Company also converts a portion of its grapes, approximately 9% in 2001, to premium bulk wine which is sold pursuant to wine purchase agreements or on the bulk wine market.  The Company also sells a portion of its grapes, approximately 7% in 2001, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set fee per acre.

                The Company’s largest winery client is Diageo Chateau & Estate Wines Company, a subsidiary of Diageo plc (“Diageo”), a global premium drinks business and the eighth largest U.S. winery in terms of 2001 case shipments.  The Company has had grape purchase contracts with Diageo and its predecessors since 1972.  Contracts with Diageo cover 54% of the Company’s acreage and accounted for approximately 76% and 73% of the Company’s 2001 and 2000 total revenues, respectively.  The terms of the purchase contracts with Diageo extend to between 2003 and 2014.  In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003.  The Company is currently looking at other potential winery clients to replace Diageo on this acrerage, as well as holding discussions with Diageo regarding the renegotiation of the contract.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurance that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have different terms.  The remaining purchase contracts, covering approximately 41% of the Company’s acreage, extend to 2006 and 2014 and have an “evergreen” renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination.  The Company is substantially dependent on Diageo and termination of these contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

                SVI also provides vineyard management services pursuant to management contracts with two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Under this arrangement, the Company provides its farming services for a set fee per acre.  In 2001, vineyard management services accounted for approximately 5% of the Company’s total revenues.

                A significant portion of the Company’s projected tons for 2002 are covered by purchase contracts and prices under these contracts are similar to those paid in 2001.  The price for Chardonnay showed the most change, with a decrease in the anticipated average price per ton of approximately 8%.  Although the prices for contracted grapes remain strong, prices for uncontracted grapes throughout the industry have been affected by large crops in 2000 and 2001.  The largest drop in prices has occurred in the Central Valley, an area which produces more than 70% of the state’s wine grapes and whose production is largely destined for the generic and jug wine market.  Prices for grapes in the coastal regions, however, have also been affected, most significantly in Chardonnay.  During the 2001 harvest, spot market prices for uncontracted grapes in Monterey County decreased from 2000 levels.  Chardonnay that was not contracted was difficult to market, and small amounts of fruit were not picked.  With new vineyards coming into production, yield enhancements through technological advances and other factors, the supply of coastal wine grapes is expected to further increase in future harvests and reduce prices.  The Company anticipates that the prices it may receive for grapes which are currently not contracted could be significantly less than the prices it will receive for contracted grapes.

                In 2001, the Company harvested approximately 14,000 tons of wine grapes, a 31% increase from the 2000 harvest of 10,700 tons, primarily due to an approximately 18% increase in acres that are in partial or full production.

                The wine grape business is extremely seasonal.  Similar to most nondiversified agricultural crop producers, the Company recognizes substantially all of its crop sales revenues at the time of its annual harvest in September and October.  Because success of the Company’s operations is dependent upon the results of the Company’s annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year.  Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized.  In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year.  This is a significant factor in comparing quarterly operating results.  The Company derives a portion of its revenues from sales of bulk wine.  These sales have in the past, and may in the future, occur in years subsequent to the harvest year, which may impact quarterly results.

Critical Accounting Policies Used in Financial Statements

                The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s estimates and judgements are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

                The principal accounting issues which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are the carrying value, capitalization policy and depreciable life of its long-lived assets, primarily its vineyards.  Costs capitalized as vineyards assets include the cost of acquiring the underlying land, vineyard improvements (which include, among other costs, the costs of the vines, the trellis and irrigation systems and pre-productive labor and materials), and interest paid during the development period.  The carrying value and depreciable life associated with these vineyard assets is periodically reviewed by management to ascertain the validity of amounts recorded in the financial statements.  These review procedures include analyzing estimates of future cash flows, comparisons of carrying value with bank appraisals and recent sales of similar vineyards, and analysis of the condition, productivity and estimated remaining life of the vineyard.

                The underlying value of vineyard properties is primarily determined by (i) the geographic location of the vineyard, (ii) the varieties planted, (iii) the design, condition and age of the vineyard, (iv) the general state of the wine grape industry, and (v) contracts for the sale of the grape production.  A significant change in the condition of the Company’s vineyards, the general state of the wine industry (particularly the demand for the coastal grapes the Company produces), or the Company’s ability to contract its grape production to wineries, could have a material adverse affect on the carrying values and lives of its vineyard assets as well as the Company’s operating results for the period or periods when the change occurs.

Results of Operations — Years Ended December 31, 2001 and 2000

                The following table sets forth certain statement of operations data for the years ended December 31, 2001 and 2000:

	Year Ended December 31,
	2001	2000
	(in thousands)
Revenues:
Sales	$20,678	$16,416
Vineyard management, services and other fees	1,011	958

Total revenues	21,689	17,374
Cost of sales	11,879	8,947

Gross profit	9,810	8,427
General and administrative expenses	3,960	3,594
Relocation expenses	659	—

Operating income	5,191	4,833
Interest expense, net	984	604

Income before provision for income taxes	4,207	4,229
Provision for income taxes	1,707	1,704

Net income	$2,500	$2,525

                Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii)  vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv)  sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.  Sales (which are comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased to $20,678,000 in the year ended December 31, 2001 from $16,416,000 in the 2000 period, an increase of $4,262,000 or 26%.

                Revenue from grape sales increased by 23% to $19,437,000 for the year ended December 31, 2001 from $15,860,000 in 2000, an increase of $3,577,000.  Overall, tons harvested for the Company’s own account increased by about 31%, with approximately 14,000 tons harvested in 2001 compared to 10,700 tons in 2000.  Of the total tons harvested, approximately 1,300 tons in 2001 were converted to bulk wine compared to no bulk wine conversions in 2000.  The increase in tons harvested in 2001 was primarily due to 18% more acres in partial or full production in 2001 as compared to 2000.

                Revenue from sales of bulk wine increased over 300% to $921,000 for the year ended December 31, 2001 from $228,000 in the 2000 period, an increase of $693,000. The increase in sales of bulk wine was due primarily to the signing of new bulk wine contracts during 2001.

                Revenue from the sale of wine and wine-related merchandise was $320,000 for the year ended December 31, 2001 as compared to $328,000 in the 2000 period, a decrease of $8,000.

                Revenue from vineyard management, services and other fees increased to $1,011,000 for the year ended December 31, 2001 from $958,000 in the 2000 period, an increase of $53,000.

                The Securities and Exchange Commission has issued Staff Accounting Bulletin 101, which deals with revenue recognition.  The Company has evaluated this pronouncement and believes that it does not effect the way it recognizes revenues.

                Gross Profit.  Gross profit for the year ended December 31, 2001 was $9,810,000 compared to $8,427,000 for the year ended December 31, 2000, an increase of $1,383,000 or 16%.  Gross margin on grape sales decreased to 45% in 2001 as compared to 47% in 2000.

                The increase in overall gross profit from 2000 to 2001 was primarily due to an approximately 18% increase in acres that are in partial or full production.  The greater number of newer vineyard acres attributed to the decrease in the gross profit margin as these vineyard acres produce lower yields than fully producing vineyards.  The Company received prices for the majority of its 2001 grape crop ranging from a slight decrease to a moderate increase from the prices it received for the same varieties in 2000.  See “Description of Business — The Company’s Grape Production Operations — Grape Sales — Pricing.”

                Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

                General and Administrative Expenses.   General and administrative expenses increased 10% to $3,960,000 for the year ended December 31, 2001 from $3,594,000 in the 2000 period, an increase of $366,000.   The increase was due primarily to an increase in the number and amount of salaries for executive and administrative personnel.

                Relocation Expenses.  In June 2001, the Company relocated its executive offices from Marina del Rey, California to 305 Hilltown Road, Salinas, California.  The purpose of the relocation was to place the Company’s executive office in greater proximity to the Company’s vineyards.  In conjunction with the relocation, certain of the Company’s employees were given a relocation package, including monetary payments intended to reimburse such employees for the time and expenses associated with their move, and other employees who did not relocate were given a severance package. The total one-time expense of relocating the executive offices, including relocation packages, severance packages, and moving expenses, was approximately $659,000.

                Interest Expense, Net.   Net interest expense was $984,000 for the year ended December 31, 2001 as compared to $604,000 in the 2000 period, an increase of $380,000, and is comprised of the following:

	2001	2000
Interest expense	$1,776,000	$2,157,000
Less capitalized interest	(786,000)	(1,535,000)

Interest expense, net of amount capitalized	990,000	622,000
Interest income	(6,000)	(18,000)

Interest expense, net	$984,000	$604,000

                Total interest expense decreased primarily as a result of decreased borrowings and lower average interest rates in 2001.  However, because capitalized interest decreased in the 2001 period due to decreased expenditures for vineyard acreage being improved or developed, the Company’s net interest expense increased from 2000 to 2001.

                Provision for Income Taxes.  The provision for income taxes was $1,707,000 for the year ended December 31, 2001 as compared to $1,704,000 in 2000.

                Net Income.   Net income was $2,500,000 for the year ended December 31, 2001 as compared to $2,525,000 in the 2000 period.

Liquidity and Capital Resources

                SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  Working capital at December 31, 2001 was $8,713,000 as compared to $5,190,000 at December 31, 2000, an increase of $3,523,000.  The increase in working capital from 2000 to 2001 was primarily due to the timing of repayments of grape sales revenues to reduce the Company’s long-term crop line of credit.

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

                The Company currently has borrowing under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires June 5, 2003 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At December 31, 2001, the weighted average interest rate on borrowings under this line of $7,500,000 was 4.75%.  The borrowings on the crop line at December 31, 2001 were substantially repaid in January 2002.

                The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At December 31, 2001, the outstanding amount owed by the Company under these facilities was $6,105,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At December 31, 2001, the weighted average interest rate on these facilities was 4.25%.

                The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At December 31, 2001, the outstanding amount owed by the Company under these facilities was $15,000,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At December 31, 2001, the weighted average interest rate on these facilities was 4.05%.

                The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At December 31, 2001, the maximum available balance and outstanding balance on this line of credit was $4,199,000.  This line bears interest at the bank’s reference rate (2.51% at December 31, 2001) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

                The Company’s principal credit facilities bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy other financial tests.  At December 31, 2001, the Company was in compliance with all covenants.

                Although no assurances can be given, management believes that the Company’s anticipated working capital levels and borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the fiscal year ending December 31, 2002.  At December 31, 2001, the Company had $7,500,000 in borrowing availability under its crop line of credit.

                Management expects that capital requirements will result in the expenditure of the Company’s available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary.  The Company’s planned new vineyard developments are expected to require approximately $2.3 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $1.5 million.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

                Cash provided by operating activities was $5,982,000 for the year ended December 31, 2001, compared to $4,500,000 for the same period in 2000, an increase of $1,482,000.  The increase was primarily due to the timing of the collection of accounts receivable and accounts payable, offset by costs of bulk wine inventories accumulated in 2001.

                Cash used in investing activities was $3,930,000 for the year ended December 31, 2001, compared to $7,661,000 for the same period in 2000, a decrease of $3,731,000.  The decrease was principally the result of reduced expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements to the Company’s existing vineyards.  Expenditures for development of vineyards are substantially incurred in the first two years of development.  A large amount of these acres became productive in 2001 or will become productive in 2002.

                Cash provided by financing activities was $1,632,000 for the year ended December 31, 2001, compared to $7,010,000 for the same period in 2000, a decrease of $5,378,000.  Net borrowings under the Company’s long-term credit lines were $1,740,000 in 2001, as compared to $7,619,000 in 2000.  The borrowings in both years were used primarily for expenditures to fund vineyard development, primarily on the Company’s new 740-acre vineyard which the Company began developing in the fourth quarter of 1998.  Expenditures on this vineyard were substantially reduced in 2001.  In addition, the Company repurchased shares of its Class A Common Stock in the amount of $609,000 in 2000.  There were no such repurchases in 2001.

Disclosures Regarding Contractual Obligations and Commitments

                The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows:

		Long-Term
Payments Due	Long-Term	Operating
by Year	Debt	Leases	Total
2002	$1,624,000	$989,000	$2,613,000
2003	9,124,000	857,000	9,981,000
2004	1,624,000	760,000	2,384,000
2005	7,832,000	751,000	8,583,000
2006	600,000	751,000	1,351,000
2007	600,000	751,000	1,351,000
2008	11,400,000	751,000	12,151,000
2009	—	751,000	751,000
2010	—	751,000	751,000
2011	—	751,000	751,000
Thereafter	—	6,000,000	6,000,000
Total	$32,804,000	$13,863,000	$46,667,000

Dividends and Distributions

                The Company intends to retain its future earnings, if any, and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future.  In addition, the Company’s principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

ITEM 7.                  FINANCIAL STATEMENTS.

                The audited financial statements of the Company are set forth in this Report beginning on page

F-1.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

 Scheid Vineyards Inc.:

                We have audited the accompanying consolidated balance sheets of Scheid Vineyards Inc. and subsidiary (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 27, 2002

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	Notes	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$7,944	$4,260
Accounts receivable, trade		1,907	1,526
Accounts receivable, other		145	769
Inventories	3	1,369	580
Supplies, prepaid expenses and other current assets		530	560
Current portion of long-term receivable	5	525	525

Total current assets		12,420	8,220
PROPERTY, PLANT AND EQUIPMENT, net	4,7	53,511	51,941
LONG-TERM RECEIVABLE	5	3,674	4,199
OTHER ASSETS, net		891	898

		$70,496	$65,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	7	$1,624	$1,478
Accounts payable and accrued liabilities		963	802
Accrued interest payable		13	59
Income taxes payable	9	1,057	599
Deferred income taxes	9	50	92

Total current liabilities		3,707	3,030
LONG-TERM DEBT, net of current portion	7	31,180	29,586
DEFERRED INCOME TAXES	9	2,805	2,169

Total liabilities		37,692	34,785

COMMITMENTS AND CONTINGENCIES	10
STOCKHOLDERS’ EQUITY:	6,11,12,13
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding		—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,154,455 shares outstanding in 2001 and 2000
Class B, $.001 par value; 10,000,000 shares authorized; 3,321,115 and 3,374,100 shares issued and outstanding in 2001 and 2000, respectively		7	7
Additional paid-in capital		21,868	21,868
Retained earnings		16,428	14,097
Less: treasury stock; 1,170,858 Class A Common Stock at cost in 2001 and 2000		(5,499)	(5,499)

Total stockholders’ equity		32,804	30,473

		$70,496	$65,258

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

		Year Ended December 31,
	Notes	2001	2000
REVENUES:
Sales		$20,678	$16,416
Vineyard management, services and other fees		1,011	958

Total revenues		21,689	17,374
COST OF SALES		11,879	8,947

GROSS PROFIT		9,810	8,427
General and administrative expenses		3,960	3,594
Relocation expenses	8	659	—
Interest expense, net		984	604

INCOME BEFORE PROVISION FOR INCOME TAXES		4,207	4,229
PROVISION FOR INCOME TAXES	9	1,707	1,704

NET INCOME		$2,500	$2,525

BASIC AND DILUTED EARNINGS PER SHARE	2	$0.46	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING	2	5,489	5,587

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,500	$2,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and abandonments	2,831	2,092
Deferred income taxes	594	1,114
Changes in operating assets and liabilities:
Accounts receivable, trade	(381)	(349)
Accounts receivable, other	624	(188)
Inventories	(789)	93
Supplies, prepaid expenses and other current assets	30	(176)
Accounts payable and accrued liabilities	115	(913)
Income taxes payable	458	302

Net cash provided by operating activities	5,982	4,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Proceeds from sale of property, plant and equipment	133	49
Additions to property, plant and equipment	(4,534)	(7,912)
Other assets	(54)	(323)

Net cash used in investing activities	(3,930)	(7,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	21,947	20,700
Repayment of long-term debt	(20,207)	(13,081)
Loan fees paid	(108)	—
Repurchase of common stock	—	(609)

Net cash provided by financing activities	1,632	7,010

Increase in cash and cash equivalents	3,684	3,849
CASH AND CASH EQUIVALENTS, beginning of year	4,260	411

CASH AND CASH EQUIVALENTS, end of year	$7,944	$4,260

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common Stock Outstanding
	Number of Class A Shares	Number of Class B Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares
BALANCE, January 1, 2000	2,310,463	3,374,100	$7	$21,868	$11,572	$(4,890)
Repurchase of common stock (Note 11)	(156,008)	—	—	—	—	(609)
Net income	—	—	—	—	2,525	—

BALANCE, December 31, 2000	2,154,455	3,374,100	7	21,868	14,097	(5,499)
Repayment of note receiveable with common stock (Note 13)	—	(52,985)	—	—	(169)	—
Net income	—	—	—	—	2,500	—

BALANCE, December 31, 2001	2,154,455	3,321,115	$7	$21,868	$16,428	$(5,499)

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

                Organization — The principal business of the Company is the production of premium varietal wine grapes.  The Company currently operates approximately 6,000 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

                The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients. The terms of these contracts extend to between 2002 to 2014. The largest set of these contracts with a single winery client covers approximately 54% of the Company’s acreage at December 31, 2001 and accounted for approximately 76% and 73% of the Company’s total revenues in 2001 and 2000, respectively.  In 2001, this client delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003.  The remaining purchase contracts, covering approximately 41% of the Company’s acreage, extend to 2006 and 2014 and have an “evergreen” renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination.

                Basis of Presentation — The Company conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation.  All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2001 and 2000, substantially all cash balances were on deposit with the Company’s major bank.

                Inventories — Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.  Cost includes the cost of grown grapes, harvesting, production, aging and bottling, and tasting room merchandise. Wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories will be aged for periods longer than one year.  Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the grapes are harvested.  On a quarterly basis, the Company evaluates the cost of its inventories and reduces such inventories to market if required.

                Property, Plant and Equipment — Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets.  Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years.  Development costs incurred during the development period of a vineyard including related interest are capitalized.  Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year.  Any revenue generated prior to a vineyard becoming commercially productive

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reduces the capitalized cost of the vineyard.  Capitalized costs were reduced by revenues totaling $341,000 and $363,000 in 2001 and 2000, respectively.  The Company capitalized interest totaling $786,000 and $1,535,000 in 2001 and 2000, respectively.

                Revenue Recognition — The Company generally recognizes revenue from grape and bulk wine sales upon delivery to the winery.  The Company does not have any allowance for returns because grapes are tested and accepted upon delivery.  Vineyard management and other services are recognized as provided.  Substantially all revenues of the Company are derived from customers within the United States.

                Fair Value of Financial Instruments — The fair values of accounts receivable and accounts payable approximate book value because of their short duration.  Long-term receivables and long-term debt approximate book value because such financial instruments have variable, market driven, interest rates.

                Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of — Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to be Disposed of” requires that long–lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying value and depreciable life associated with these vineyard assets is periodically reviewed by management to ascertain the validity of amounts recorded in the financial statements.  These review procedures include analyzing estimates of future cash flows, comparisons of carrying value with bank appraisals and recent sales of similar vineyards, and analysis of the condition, productivity and estimated remaining life of the vineyard.  During the year ended December 31, 2001 the Company wrote down vineyard acres that were removed and redeveloped by $195,000.  There were no such write-downs for the year ended December 31, 2000.

                Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period.  Actual results could differ from reported amounts of assets, liabilities, revenues and expenses.

                Earnings Per Share and Classes of Common Stock — Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented (Note 11).  The effect of outstanding stock options and warrants on the weighted average shares was antidilutive for the periods presented.

                New Financial Accounting Standards — In 1998, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires the recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of the instruments at fair value.  The Company adopted SFAS No. 133 on January 1, 2001.  The Company did not have any derivative instruments during 2001.

                In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 refines existing impairment accounting guidance and extends the use of this accounting to discontinued operations.  SFAS No. 144 allows the use of discontinued operations treatment for both reporting segments and distinguishable components thereof.  The adoption of the statement on January 1, 2002 is not expected to have an impact on the Company’s consolidated results of operations or financial position.

3. INVENTORIES

Inventories consist of the following:
	2001	2000
Deferred crop costs	$419,000	$356,000
Bulk and bottled wine	923,000	196,000
Tasting room merchandise	27,000	28,000

Total	$1,369,000	$580,000

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
	2001	2000
Land and buildings	$6,618,000	$6,521,000
Vineyard improvements	40,308,000	28,428,000
Vineyard improvements under development	14,354,000	23,140,000
Machinery and equipment	6,517,000	6,049,000

Total	67,797,000	64,138,000
Less accumulated depreciation and amortization	14,286,000	12,197,000

Property, plant and equipment — net	$53,511,000	$51,941,000

5. LONG-TERM RECEIVABLE

                The Company has a contract to redevelop and manage certain vineyards owned or controlled by a major client. The contract originally called for the expenditure of approximately $7,500,000 over a three–year period.  The funds for this project were borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7).  The interest rate and payment terms of this receivable are the same as the related note payable.  The note payable to the bank is secured by a letter of credit provided by the client and by the management contract.  The contract calls for the payment of this receivable by the client’s payment of the six annual principal installments under the line, beginning January 5, 2000.  At December 31, 2001, the receivable was due as follows: $525,000 in 2002, $525,000 in 2003, $525,000 in 2004, and $2,624,000 in 2005.  The redevelopment of the property was completed in 1999 and the Company continues to manage the operations of the vineyard for the client.

6. CROP LINE OF CREDIT

                The Company has a crop line of credit with a bank which currently provides for maximum borrowings of $15,000,000 through July 5, 2003.  Borrowings are secured by crops and other assets with interest due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At December 31, 2001, the weighted average interest rate on outstanding borrowings under this line of $7,500,000 was 4.75%.  There was $11,850,000 outstanding under the Company’s crop line of credit at December 31, 2000.

                The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth and current working capital amounts.  At December 31, 2001, the Company was in compliance with all covenants.

7. LONG-TERM DEBT

                Long–term debt consists of the following:

	2001	2000
Note payable to bank, principal due in annual installments of $214,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.25% at December 31, 2001)	$1,714,000	$1,928,000
Note payable to bank, principal due in annual installments of $96,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.25% at December 31, 2001)	1,066,000	1,162,000
Note payable to bank, principal due in annual installments of $114,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.25% at December 31, 2001)	2,275,000	—
Note payable to bank, principal due in annual installments of $75,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.25% at December 31, 2001)	1,050,000	1,125,000
Revolving/Declining Line of Credit Agreement with a bank which provided for a maximum borrowing of $2,835,000 diminishing annually to a maximum allowable commitment of $1,775,000, which was due on June 5, 2007. The line of credit was secured by a deed of trust on 405 vineyard acres. This line was repaid and replaced in 2001	—	2,585,000
Revolving/Declining Line of Credit Agreement with a bank which provided for a maximum borrowing of $3,600,000 diminishing annually to a maximum allowable commitment of $1,980,000, which was due on June 5, 2008. The line of credit was secured by a deed of trust on 370 vineyard acres. This line was repaid and replaced in 2001	—	3,240,000
Note payable to bank, principal due in annual installments of $178,000 through June 5, 2008, secured by a trust deed on 1,063 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (4.05% at December 31, 2001)	4,450,000	4,450,000

7. LONG-TERM DEBT (Continued)

Note payable to bank, principal due in annual installments of $422,000 through June 5, 2008, secured by a trust deed on 775 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (4.05% at December 31, 2001)	10,550,000	—
Note payable to bank represents borrowings on a $7,500,000 line of credit, which bears interest at the bank’s reference rate (2.51% at December 31, 2001). The note is secured by a letter of credit provided by a major client, and is used for costs incurred for the redevelopment of certain vineyards owned by the client (see Note 5). Principal due in six annual installments which began January 2000	4,199,000	4,724,000

Total	25,304,000	19,214,000

Less current maturities	1,624,000	1,478,000

Long-term portion	$23,680,000	$17,736,000

                Principal payments required on long–term debt (including the crop line of credit — Note 6) for each of the next five years ending December 31 are as follows:

2002	$1,624,000
2003	9,124,000
2004	1,624,000
2005	7,832,000
2006	600,000
Thereafter	12,000,000

Total	$32,804,000

                Substantially all of the Company’s property, plant and equipment serves as collateral for long–term debt.  In addition, the credit facilities and notes contain various financial covenants, including minimum tangible net worth and current working capital amounts.  At December 31, 2001, the Company was in compliance with all covenants.

8. RELOCATION EXPENSES

                In connection with the relocation of the Company’s executive offices in June 2001, the Company incurred $659,000 of costs consisting primarily of relocation payments to employees intended to reimburse such employees for the time and expenses associated with their move, and severance packages to other employees who did not relocate.  All costs were paid by December 31, 2001.

9. INCOME TAXES

                Significant components of the Company’s net deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000
Current deferred income tax assets:
State income taxes	$68,000	$59,000
Current deferred income tax liabilities:
Prepaid expenses	(118,000)	(151,000)

Net current deferred income tax liability	$(50,000)	$(92,000)

Long-term deferred income tax assets:
Deferred state income taxes	$210,000	$149,000
Long-term deferred income tax liabilities:
Depreciation	(3,015,000)	(2,318,000)

Net long-term deferred income tax liability	$(2,805,000)	$(2,169,000)

                The provision for income taxes is as follows:

	2001	2000
Current:
Federal	$914,000	$418,000
State	199,000	172,000

Total	1,113,000	590,000

Deferred:
Federal	414,000	908,000
State	180,000	206,000

Total	594,000	1,114,000

Total provision for income taxes	$1,707,000	$1,704,000

                The Company’s effective income tax rate differs from the federal statutory income tax rate due to the following:

	2001	2000
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	6.0	5.9
Other	0.6	0.4

Total	40.6%	40.3%

10. COMMITMENTS AND CONTINGENCIES

                Lease Obligations — The Company has various operating lease agreements for office space and farm land.  Through September 30, 2001, the Company leased office space with a related partnership at a rental rate of $124,000 per year.  In connection with the relocation of the Company’s executive office (see Note 8), the Company entered into a three-year lease for new office space and the lease with the related partnership was canceled on September 30, 2001.  Rental payments to the related partnership totaled $93,000 and $124,000 in 2001 and 2000, respectively.

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

                Aggregate minimum rental payments for each of the next five years ending December 31 are as follows:

2002	$989,000
2003	857,000
2004	760,000
2005	751,000
2006	751,000
Thereafter	9,755,000

Total	$13,863,000

                Rent charged to operations was $817,000 and $489,000 for the years ended December 31, 2001 and 2000, respectively.
Rent capitalized into vineyard development was $321,000 and $494,000 for the years ended December 31, 2001 and 2000, respectively.

                Pension Plans — The Company has two 401(k) Profit Sharing Plans.  The first plan is for the benefit of the Company’s employees who are covered by the United Farm Workers of America Collective Bargaining Agreement.  All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period.  The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code.  The Company’s contribution to the union employees’ plan amounted to $61,000 and $78,000 for the years ended December 31, 2001 and 2000, respectively.

                The second plan covers the Company’s non-union employees.  All non-union employees of the Company are eligible to participate in the plan after one year of employment.  Employees may contribute between 1% and 15% of their annual compensation.  The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code.  The Company’s contribution to this plan amounted to $49,000 and $43,000 for the years ended December 31, 2001 and 2000, respectively.

11. COMMON STOCK

Rights—

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

Warrants —

                The Company granted the representative of the underwriters of its initial public offering in 1997 warrants to purchase 200,000 shares of common stock.  The warrants are exercisable at $14.00 per share any time through July 24, 2002.

Stock Repurchases —

                In July 2000, the Company instituted a stock repurchase program in which the Company could spend up to $3 million in open market transactions to purchase outstanding shares of its Class A Common Stock at such times, in such amounts or blocks and at such prices as deemed appropriate.  This repurchase program expired on June 30, 2001.  Under this and previous stock repurchase programs, the Company repurchased 116,708 shares in 2000 for an aggregate purchase price of approximately $452,000.  In previous years, the Company repurchased 1,014,850 shares for an aggregate purchase price of approximately $4,890,000.  There were no shares repurchased in 2001.

12. STOCK OPTION PLAN

                In 1997, the Board of Directors of the Company adopted the 1997 Stock Option/Stock Issuance Plan authorizing the issuance of qualified or non-qualified stock options to directors, officers, employees, consultants and others to purchase up to 200,000 shares of the Company’s Class A Common Stock at prices equal to the fair value of the Company’s stock at the date of grant.  Options granted to date under the Plan vest one-quarter each year, beginning one year after the grant date or a specified vesting commencement date and expire ten years after the earlier of the grant date and the vesting commencement date.

The following summarizes stock option activity for the periods presented:

	Shares	Weighted Average Exercise Prices
Outstanding, January 1, 2000	140,000	$6.80
Granted	9,000	$3.90
Cancelled	(5,000)	$4.10

Outstanding, December 31, 2000	144,000	$6.71
Granted	17,000	$3.00
Cancelled	(5,000)	$4.27

Outstanding, December 31, 2001	156,000	$6.38

	Range of Exercise Prices at December 31, 2001
	Under $4.00	$4.00-$9.99	$10.00
Options outstanding	24,000	72,000	60,000
Weighted average exercise price of options outstanding	$3.38	$4.42	$10.00
Options exercisable	5,833	68,688	60,000
Weighted average exercise price of options exercisable	$3.83	$4.42	$10.00
Weighted average fair value of options granted in 2001	$1.50	None	None
Weighted average remaining contractual life	9.4 years	6.0 years	5.5 years

                The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

                SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net income and net income per share.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years following vesting;  51% stock price volatility in 2001 and 2000; weighted average risk free rate of return of 4.8% and 5.9% in 2001 and 2000, respectively; and no dividends during the expected term.  Forfeitures are recognized as they occur.

12. STOCK OPTION PLAN (Continued)

                If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income for the years ended December 31, 2001 and 2000 would have been reduced to the pro forma amounts indicated below.

	2001	2000
Net income:
As reported	$2,500,000	$2,525,000
Pro forma	$2,401,000	$2,430,000

Net income per share:
As reported	$0.46	$0.45
Pro forma	$0.44	$0.43

13. SUPPLEMENTAL CASH FLOW INFORMATION

                Supplemental disclosures to the statements of cash flows are as follows:

	2001	2000
Interest paid (net of amount capitalized)	$1,036,000	$972,000
Income taxes paid	$655,000	$288,000

                In March 2001, an officer/stockholder of the Company repaid a note and related accrued interest to the Company by tendering 52,985 shares of Company’s Class B Common Stock valued at $169,000.  The shares were subsequently canceled.

ITEM  8.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                Not applicable.

PART III

ITEM 9.                                                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                The information required by this Item is set forth under the captions “Proposal No. 1 — Election of Directors — Information Concerning the Nominees” and “ — Directors and Executive Officers” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 10.                                            EXECUTIVE COMPENSATION.

                The information required by this Item is set forth under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The information required by this Item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                The information required by this Item is set forth under the caption “Certain Transactions” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

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

10.1

1997 Stock Option/Stock Issuance Plan, as amended and restated through March 10, 1998 (incorporated by reference to Exhibit number 10.1 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).(2)

10.2a

Lease, dated as of January 1, 1997, by and among Sam Avila and Margaret J. Avila, as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Laberere, and Sam Avila, and Margaret J. Avila, and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.3 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.2b

First Amendment to Lease as of March 31, 1998, by and between Sam Avila and Margaret J. Avila, as Trustees Under Declaration of Trust dated August 16, 1989; Margaret J. Avila and Valarie Bassetti (also known as Valerie Bassetti), as Successor Co-Trustees of the Testamentary Trust of Joseph Laberere, Deceased; and Sam Avila (also known as Samuel R. Avila, Jr.) and Margaret J. Avila, husband and wife, (all of the above persons and entities are collectively called “Lessor”); and Scheid Vineyards California Inc. (formerly known as Scheid Vineyards and Management Co.), a California corporation (“Lessee”)(incorporated by reference to Exhibit number 10.1 to Registrants Form 10-QSB for the quarterly period ended June 30, 1999 filed August 12, 1999).

10.3

Lease, dated as of January 1, 1996, by and between Echenique Ranch and Scheid Vineyards and Management Co., as amended by a Letter Agreement dated March 29, 1996 (incorporated by reference to Exhibit number 10.4 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.4

Land Lease by and between William McHenry Bland and Monterey Farming Corporation and Addendum to Land Lease, dated September 26, 1973, by and between William McHenry Bland and Monterey Farming Corporation (incorporated by reference to Exhibit number 10.5 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.5

Lease, dated September 27, 1979, by and among Luis Echenique, Francis D. Echenique, Ricardo Echenique and Monterey Farming Corporation, as amended by (i) a Memorandum of Lease, dated September 27, 1979, (ii) an Amendment to Memorandum of Lease, dated September 4, 1987, (iii) a First Amendment to Lease, dated September 4, 1987, and (iv) a Second Amendment of Lease, dated September 4, 1987 (incorporated by reference to Exhibit number 10.6 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.6 †

Vineyard Management Agreement, dated as of January 1, 1997, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.7 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.7 †

Vineyard Management Agreement, dated as of January 1, 1996, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.8 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.8†

Grape Purchase Agreement, dated April 15, 1998, between Scheid Vineyards California Inc. and International Distillers and Vintners North America, Inc. (incorporated by reference to Exhibit numbers 10.1 and 99 to Registrant’s Report on Form 10-QSB for the quarterly period ended June 30, 1998 filed August 13, 1998).

10.9*	Collective Bargaining Agreement, for the period January 25, 2002 to December 31, 2006, between Scheid Vineyards Inc. and The United Farm Workers of America, AFL-CIO.
10.10a†

Vineyard Development and Management Agreement, dated as of December 1, 1995, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.12 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.10b

Amendment No. 1 to Vineyard Development and Management Agreement, dated as of March 28, 1997, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.11b to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).(1)

10.11

Agricultural Credit Agreement (General Term Loan), dated October 6, 1994, between Vineyard Investors 1972 and Sanwa Bank California (incorporated by reference to Exhibit number 10.15 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.11a

Amendment to Credit Agreement [L31-L36] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrants Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.12

Business Loan Agreement, dated as of March 28, 1997, between Scheid Vineyards and Management Co. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit number 10.20 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.13†

Long Term Grape Purchase Contract, dated February 12, 1973, between Monterey Farming Corporation and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) a Letter Agreement, dated May 14, 1990, and (iii) an Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993, between Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.21 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.14†

Long Term Grape Purchase Contract, dated December 21, 1972, between Vineyard Investors 1972 and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) an Amendment to Long Term Grape Purchase Contract, dated April 19, 1988, between Vineyard Investors 1972 and Heublein, Inc., (iii) a Second Amendment to Long Term Grape Purchase Contract, dated June 2, 1988, (iv) a Third Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993 and (v) a letter agreement, dated April 6, 1990 (incorporated by reference to Exhibit number 10.22 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.15†

Long Term Grape Purchase Contract, dated February 12, 1973, between Monterey Farming Corporation, as General Partner on behalf of Vineyard 405, and Almaden Vineyards, Inc., as amended by (i) a certain Memorandum of Understanding, dated August 6, 1987, and (ii) an Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993, between Vineyard 405 and Heublein, Inc. (incorporated by reference to Exhibit number 10.23 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.16†

Long Term Wine Grape Purchase Agreement, dated as of March 12, 1993, by and between Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.24 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.17†

Grape Purchase Agreement, dated as of April 1, 1996, by and between Scheid Vineyards and Management Co. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.25 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.18†

Grape Purchase Agreement, dated July 1, 1996, by and among Scheid Vineyards and Management Co., Stephen Dooley Wine Co., Inc. and The Chalone Wine Group, Ltd. (incorporated by reference to Exhibit number 10.26 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.19

Alternating Winery Agreement, dated November 30, 1995, by and between Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.27 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.20

Winery Services Agreement, dated January 1, 1996, by and between Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.28 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.21

Standard Office Lease, dated July 1, 1999, by and between Scheid Vineyards California Inc. and Tesh Partners, L.P. (incorporated by reference to Exhibit number 10.21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed March 13, 2000).

10.22†

Lease, dated as of October 18, 1998 between Scheid Vineyards California Inc. and California Orchard Company (incorporated by reference to Exhibit number 10.22 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999.)

10.23

Amended and Restated Buy-Sell Agreement, dated as of December 31, 1997, by and among Scheid Vineyards Inc. and holders of Class B Common Stock (incorporated by reference to Exhibit number 10.24 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

10.24

Joint Agreement, dated as of November 7, 1997, by and among Samuel R. Avila (also known as Sam Avila) and Margaret J. Avila, individually and as trustees under declaration of trust dated August 19, 1989, and Margaret J. Avila and Valarie Bassetti (also known as Valerie Bassetti), as successor co-trustees of the testamentary trust of Joseph Labarere, deceased, Central Coast Federal Land Bank Association, FLCA, Scheid Vineyards and Management Co., Canandaigua Wine Company, a New York corporation, successor by merger to Canandaigua Wine Company, Inc., a Delaware corporation, and Canandaigua West, Inc. (incorporated by reference to Exhibit numbers 10.27a and 99.1 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 (File No. 333-51055) filed May 8, 1998).(1)

10.25

Water Supply Agreement, dated as of January 1, 1997, by Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.36 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.26

Agreement Regarding Water, dated as of January 1, 1996, by Luis Echenique, Ricardo Echenique and Margaret Echenique, Executrix of the Estate of Francis D. Echenique, in favor of each of Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.37 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.27

Easement Agreement, dated January 1, 1997, by Sam Avila and Margaret J. Avila, as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Labarere and Sam Avila and Margaret J. Avila and Scheid Vineyards and Management Co., in favor of Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.38 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.28

Credit Agreement (Crop Line of Credit) dated September 7, 1999, by and between Sanwa Bank California and Scheid Vineyards Inc. and Scheid Vineyards California Inc.(incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 filed November 12, 1999).

10.28a

Amendment to Credit Agreement [Crop Line] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.29†

Grape Purchase Agreement, dated as of May 9, 1997, by and between Scheid Vineyards Inc. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.42 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.30†

Grape Purchase Agreement, dated as of April 1, 1997, by and between Vineyard Investors 1972 and Stephen Dooley Wine Co., Inc. (incorporated by reference to Exhibit number 10.43 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.31

Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Alfred G. Scheid (incorporated by reference to Exhibit number 10.44 to Amendment No. 2 to Registrant’s Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.32*	Employment Agreement, dated as of March 22, 2001, by and between Scheid Vineyards Inc. and Scott D. Scheid.
10.33

Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Heidi M. Scheid (incorporated by reference to Exhibit number 10.46 to Amendment No. 2 to Registrant’s Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.34

Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Kurt J. Gollnick (incorporated by reference to Exhibit number 10.47 to Amendment No. 2 to Registrant’s Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.35	Form of Indemnification Agreement (incorporated by reference to Exhibit number 10.48 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed July 3, 1997).(2)
10.36

Lease Agreement, effective as of February 1, 2001 and dated March 9, 2001, by and between Hilltown Properties and Scheid Vineyards Inc. (incorporated by reference to Exhibit number 10.36 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000 filed March 29, 2001).

10.37

Standard Office Lease, dated March 20, 2001, by and between Dennis K. Cooper and Scheid Vineyards Inc.(incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001.

10.38

Amendment to Credit Agreement [Scheid Ranch] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.39

Amendment to Credit Agreement [Viento/Riverview] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.40

Amendment to Credit Agreement [San Lucas First] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.41

Amendment to Credit Agreement [San Lucas Second] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.42

Term Loan Credit Agreement [Hames Loan] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.43*	Employment Agreement, dated as of March 22, 2001, by and between Scheid Vineyards Inc. and Michael S. Thomsen.
21.1	List of Subsidiaries (incorporated by reference to Exhibit number 21.1 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed July 3, 1997).
23.1*	Independent Auditors’ Consent.

                _______________________________

                                                *              Electronically filed herewith.

                                                †              Portions of this Exhibit have been deleted pursuant to the Registrant’s requests for confidential treatment pursuant to Rule 406 promulgated under the Securities Act or Rule 24b-2 promulgated under the Securities Exchange Act.

                                                (1)           The contracting party is a predecessor in interest to Scheid Vineyards California Inc., Registrant’s wholly owned subsidiary.

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

Scheid Vineyards Inc.

By:	/s/ SCOTT D. SCHEID
Scott D. Scheid
Chief Executive Officer
(Principal Executive Officer)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED G. SCHEID	Chairman of the Board	March 29, 2002
Alfred G. Scheid
/s/ SCOTT D. SCHEID	President, Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2002
Scott D. Scheid

/s/ HEIDI M. SCHEID	Senior Vice President, Secretary, Treasurer and Director	March 29, 2002
Heidi M. Scheid

/s/ MICHAEL S. THOMSEN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
Michael S. Thomsen

/s/ JOHN L. CRARY	Director	March 29, 2002
John L. Crary

/s/ ROBERT P. HARTZELL	Director	March 29, 2002
Robert P. Hartzell