Form 10QSB
period 2002-03-31
SCHEID VINEYARDS INC
filed 2002-05-14
CIK 1039213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(831) 455-9990 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                       Yes     ☒          No     ☐

There were 5,475,570 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of

May 14, 2002, consisting of 2,154,455 shares of Class A Common Stock and 3,321,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):       Yes     ☐                No     ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$334	$7,944
Accounts receivable, trade	169	1,907
Accounts receivable, other	—	145
Inventories	4,027	1,369
Supplies, prepaid expenses and other current assets	569	530
Current portion of long-term receivable	525	525
Deferred income taxes	417	—

Total current assets	6,041	12,420
PROPERTY, PLANT AND EQUIPMENT, net	53,667	53,511
LONG-TERM RECEIVABLE	3,149	3,674
OTHER ASSETS, net	882	891
	$63,739	$70,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$1,624	$1,624
Accounts payable and accrued liabilities	942	963
Accrued interest payable	10	13
Income taxes payable	—	1,057
Deferred income taxes	—	50

Total current liabilities	2,576	3,707
LONG-TERM DEBT, net of current portion	26,255	31,180
DEFERRED INCOME TAXES	2,805	2,805
Total liabilities	31,636	37,692

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $.001 par value; 20,000,000 shares authorized; 2,154,455 shares outstanding at March 31, 2002 and December 31, 2001 Class B, $.001 par value; 10,000,000 shares authorized; 3,321,115 shares issued and outstanding at March 31, 2002 and December 31, 2001	7	7
Additional paid-in capital	21,868	21,868
Retained earnings	15,727	16,428
Less: treasury stock; 1,170,858 Class A shares at cost at March 31, 2002 and December 31, 2001	(5,499)	(5,499)
Total stockholders’ equity	32,103	32,804
	$63,739	$70,496

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
REVENUES:
Sales	$142	$55
Vineyard management, services and other fees	188	163

Total revenues	330	218
COST OF SALES	277	96

GROSS PROFIT	53	122
General and administrative expenses	982	1,110
Interest expense, net	239	263

LOSS BEFORE INCOME TAX BENEFIT	(1,168)	(1,251)
INCOME TAX BENEFIT	467	500

NET LOSS	$(701)	$(751)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,476	5,529

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(701)	$(751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	825	485
Deferred income taxes	(467)	(500)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,738	1,426
Accounts receivable, other	145	769
Inventories	(2,658)	(2,060)
Supplies, prepaid expenses and other current assets	(39)	24
Accounts payable and accrued liabilities	(24)	566
Income taxes payable	(1,057)	(599)

Net cash used in operating activities	(2,238)	(640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(981)	(2,051)
Proceeds from sale of property, plant and equipment	—	123
Other assets	9	(169)

Net cash used in investing activities	(447)	(1,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	2,600	3,700
Repayment of long-term debt	(7,525)	(5,525)

Net cash used in financing activities	(4,925)	(1,825)

Decrease in cash and cash equivalents	(7,610)	(4,037)
CASH AND CASH EQUIVALENTS, beginning of period	7,944	4,260

CASH AND CASH EQUIVALENTS, end of period	$334	$223

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

                The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the “Company” or “SVI”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and its results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2001 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB.

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

                The Company currently produces 18 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah. The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  The Company also converts a portion of its grapes to premium bulk wine which is sold pursuant to wine purchase agreements or on the bulk wine market.  The Company also sells a portion of its grapes pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set price per acre.

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

Results of Operations - Three Months Ended March 31, 2002 and 2001

                Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

                Sales (which are comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased by 158% to $142,000 in the three months ended March 31, 2002 from $55,000 in the 2001 period, an increase of $87,000.  Sales for the three months ended March 31, 2002 is comprised of bulk wine sales in the amount of $77,000 and sales of wine and wine-related merchandise of $65,000.  Sales for the three months ended March 31, 2001 is comprised solely of sales of wine and wine-related merchandise.

                Revenue from vineyard management, services and other fees increased by 15% to $188,000 for the three months ended March 31, 2002 from $163,000 in the 2001 period, an increase of $25,000. The increase was due to an increase in equipment rentals in 2002 over the 2001 period.

                Gross Profit.  Gross profit for the three months ended March 31, 2002 was $53,000 compared to $122,000 for the three months ended March 31, 2001, a decrease of $69,000 or 57%. Gross profit decreased primarily due to the write-down of the value of certain of the Company’s bulk wine inventory.

                Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

                General and Administrative.  General and administrative expenses were $982,000 for the three months ended March 31, 2002 as compared to $1,110,000 in the 2001 period, a decrease of $128,000 or 12%.  The decrease was primarily due to costs associated with the relocation of the Company’s executive offices in the 2001 period.  There were no such costs in the 2002 period.

                Interest Expense, Net.  Net interest expense was $239,000 for the three months ended March 31, 2002 as compared to $263,000 in the 2001 period, a decrease of $24,000, and is comprised of the following:

	2002	2001
Interest expense	$242,000	$484,000
Less capitalized interest	(2,000)	(217,000)

Interest expense, net of amount capitalized	240,000	267,000

Interest income	(1,000)	(4,000)

Interest expense, net	$239,000	$263,000

                Total interest expense decreased in the 2002 period as a result of lower interest rates during the 2002 period.  Capitalized interest also decreased in the 2002 period due to decreased vineyard acreage being improved or developed.

                Income Tax Benefit.  The income tax benefit decreased by $33,000 to $467,000 for the three months ended March 31, 2002 from $500,000 in the 2001 period.  The effective tax rate for both periods was 40%.

                Net Loss.  As a result of the above, the Company had a net loss for the three months ended March 31, 2002 of $701,000, as compared to $751,000 in the 2001 period.

Liquidity and Capital Resources

                SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made, and intends to continue to make, substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at March 31, 2002 of $3,465,000 as compared to $8,713,000 at December 31, 2001, a decrease of $5,248,000.  The decrease in working capital was due primarily to the repayment of long-term debt in the first quarter of 2002.

                Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At March 31, 2002 and December 31, 2001, crop costs inventories totaled $3,304,000 and $419,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

                The Company currently has borrowing under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires June 5, 2003 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At March 31, 2002, the weighted average interest rate on borrowings under this line of $3,100,000 was 3.75%.

                The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At March 31, 2002, the outstanding amount owed by the Company under these facilities was $6,105,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At March 31, 2002, the weighted average interest rate on these facilities was 4.27%.

                The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At March 31, 2002, the outstanding amount owed by the Company under these facilities was $15,000,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At March 31, 2002, the weighted average interest rate on these facilities was 4.05%.

                The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At March 31, 2002, the maximum available balance and outstanding balance on this line of credit was $3,674,000.  This line bears interest at the bank's reference rate minus 0.50% (2.38% at March 31, 2002) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company's management contract.  The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

                The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At March 31, 2002, the Company was in compliance with these covenants.

                Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At May 14, 2002, the Company had $10.4 million in borrowing availability under its long-term revolving credit facilities and crop line of credit.

                Management anticipates that capital requirements will continue to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned new vineyard developments are expected to require approximately $2.3 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $1.5 million.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.2 million for the development of new vineyards, $0.4 million for the continued improvement and redevelopment of existing vineyards, and $0.4 million for equipment purchases during the three months ended March 31, 2002.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

                Net cash used in operating activities was $2,238,000 for the three months ended March 31, 2002, compared to $640,000 for the same period in 2001, an increase of $1,598,000.  The increase in cash used was primarily due to decreases in collections of other accounts receivables in 2002, increases in payments of accounts payable and accrued liabilities, expenditures for inventories, and increases in payments for income taxes, offset by increased collections of trade accounts receivable.  Payment and receipt of other receivables and accounts payable are subject annually to the timing of vineyard expenditures which can be expected to vary from year to year.  The payment of income taxes in each of the periods is for the previous years’

taxable income.

                Net cash used in investing activities was $447,000 for the three months ended March 31, 2002, compared to $1,572,000 for the same period in 2001, a decrease of $1,125,000.  The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company’s existing vineyards.

                Net cash used in financing activities was $4,925,000 for the three months ended March 31, 2002, compared to $1,825,000 for the same period in 2001, an increase of $3,100,000.  The increase in cash used was due primarily to the timing of repayment of $7,000,000 of the Company's crop line of credit in January 2002 as compared to only $5,000,000 repaid in January 2001, and the decrease in the amount borrowed under the crop line in the 2002 period of $2,600,000 as compared to $3,700,000 in the 2001 period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

                Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements”.  These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company “believes,” “anticipates,” “expects,” or words of similar import.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives or goals are also forward-looking statements. Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Such factors, risks and uncertainties include, but are not limited to, (i) success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions, (ii) the potential effect on the Company’s vineyards of certain diseases, insects and pests, including the glassy-winged sharpshooter, (iii) effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs, (iv) success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs, (v) consumer demand and preferences for the wine grape varieties produced by the Company, (vi) general health and social concerns regarding consumption of wine and spirits, (vii) the size and growth rate of the California wine industry, (viii) seasonality of the wine grape producing business, (ix) increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages, (x) competition from other producers and wineries, (xi) proposed expansion of the Company’s wine business, (xii) the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production, (xiii) the availability of financing on terms acceptable to the Company, and (xiv) the Company’s labor relations.  These and other factors, risks and uncertainties are discussed in greater detail under the caption “Business - Cautionary Information Regarding Forward Looking Statements” in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Date: May 14, 2002	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen
Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)