Form 10QSB
period 2002-06-30
SCHEID VINEYARDS INC
filed 2002-08-13
CIK 1039213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes    ☒    No    ☐

There were 5,474,870 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of

August 13, 2002, consisting of 2,248,755 shares of Class A Common Stock and 3,226,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes    ☐      No    ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173	$7,944
Accounts receivable, trade	322	1,907
Accounts receivable, other	—	145
Inventories	7,547	1,369
Supplies, prepaid expenses and other current assets	813	530
Current portion of long-term receivable	525	525
Deferred income taxes	745	—

Total current assets	10,125	12,420
PROPERTY, PLANT AND EQUIPMENT, net	53,351	53,511
LONG-TERM RECEIVABLE	3,149	3,674
OTHER ASSETS, net	849	891

	$67,474	$70,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,624	$1,624
Accounts payable and accrued liabilities	1,416	963
Accrued interest payable	11	13
Income taxes payable	—	1,057
Deferred income taxes	—	50

Total current liabilities	3,051	3,707
LONG-TERM DEBT, net of current portion	30,006	31,180
DEFERRED INCOME TAXES	2,805	2,805

Total liabilities	35,862	37,692

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,248,755 shares outstanding at June 30, 2002 and 2,153,755 at December 31, 2001	7	7
Class B, $.001 par value; 10,000,000 shares authorized; 3,226,115 shares issued and outstanding at June 30, 2002 and 3,321,115 at December 31, 2001	21,868	21,868
Additional paid-in capital	15,236	16,428
Retained earnings	(5,499)	(5,499)
Less: treasury stock; 1,171,558 Class A shares at cost at June 30, 2002 and December 31, 2001	31,612	32,804

Total stockholders’ equity	$67,474	$70,496

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Sales	$422	$72	$564	$127
Vineyard management, services and other fees	215	220	403	383

Total revenues	637	292	967	510
COST OF SALES	460	124	737	220

GROSS PROFIT	177	168	230	290
General and administrative expenses	1,034	1,019	2,016	2,029
Relocation expenses	—	400	—	500
Income from related partnership	(269)	—	(269)	—
Interest expense, net	231	270	470	533

LOSS BEFORE INCOME TAX BENEFIT	(819)	(1,521)	(1,987)	(2,772)
INCOME TAX BENEFIT	328	609	795	1,109

NET LOSS	$(491)	$(912)	$(1,192)	$(1,663)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.17)	$(0.22)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,475	5,475	5,475	5,502

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,192)	$(1,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	1,595	1,077
Deferred income taxes	(795)	(1,108)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,585	1,526
Accounts receivable, other	145	769
Inventories	(6,178)	(5,477)
Supplies, prepaid expenses and other current assets	(283)	292
Accounts payable and accrued liabilities	451	1,470
Income taxes payable	(1,057)	(599)

Net cash used in operating activities	(5,729)	(3,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(1,435)	(3,673)
Proceeds from sale of property, plant and equipment	—	123
Note receivable officers/stockholder	—	(451)
Other assets	42	33

Net cash used in investing activities	(868)	(3,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	7,450	9,350
Repayment of long-term debt	(8,624)	(5,925)

Net cash (used in) provided by financing activities	(1,174)	3,425

Decrease in cash and cash equivalents	(7,771)	(3,731)
CASH AND CASH EQUIVALENTS, beginning of period	7,944	4,260

CASH AND CASH EQUIVALENTS, end of period	$173	$529

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc. (the "Company" or "SVI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.   In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and its results of operations for the three and six-months periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2001 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB.

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

Recent Developments - 2002 Harvest

2002 Harvest.  The development of the wine grape crop for 2002 is proceeding as expected.  It is anticipated that the first grapes will be harvested the week of August 26, 2002.  Harvest is not expected to be in full swing, however, until early September, which is customary for wine grapes produced on the Central Coast.  The 2001 harvest began the week of August 13, 2001, several weeks ahead of schedule.

Results of Operations - Six Months Ended June 30, 2002 and 2001

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

Sales (which are comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased by 344% to $564,000 in the six months ended June 30, 2002 from $127,000 in the 2001 period, an increase of $437,000.  Sales for the six months ended June 30, 2002 is comprised of bulk wine sales in the amount of $400,000 and sales of wine and wine-related merchandise of $164,000.  Sales for the six months ended June 30, 2001 is comprised solely of sales of wine and wine-related merchandise.

Revenue from vineyard management, services and other fees increased by 5% to $403,000 for the six months

ended June 30, 2002 from $383,000 in the 2001 period, an increase of $20,000.   The increase was due to an increase in equipment rentals in 2002 over the 2001 period.

Gross Profit.  Gross profit for the six months ended June 30, 2002 was $230,000 compared to $290,000 for the six months ended June 30, 2001, a decrease of $60,000 or 21%.   Gross profit decreased primarily due to the write-down of the value of certain of the Company’s bulk wine inventory in the first quarter of 2002.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative.  General and administrative expenses were $2,016,000 for the six months ended June 30, 2002 as compared to $2,029,000 in the 2001 period, a decrease of $13,000 or 1%.

Relocation Expenses.  Relocation expenses of $500,000 in the 2001 period were related to costs associated with the relocation of the Company’s executive offices in June 2001.  There were no such costs in the 2002 period.

Income From Related Partnership.  During the six month period ended June 30, 2002, the Company recognized income of $269,000 from a related partnership.  The Company is the 20% general partner of TESH Partners, L.P. which owned an office building in Marina del Rey, California. The limited partners of the partnership are the four children of the Chairman of the Company, two of whom are executive officers and directors of the Company.  The Company leased office space in the building until the relocation of its executive offices to Salinas, California in 2001, at which time the office building was offered for sale.  Completion of the sale occurred in April 2002.

Interest Expense, Net.   Net interest expense was $470,000 for the six months ended June 30, 2002 as compared to $533,000 in the 2001 period, a decrease of $63,000, and is comprised of the following:

	2002	2001
Interest expense	$530,000	$961,000
Less capitalized interest	(59,000)	(420,000)

Interest expense, net of amount capitalized	471,000	541,000
Interest income	(1,000)	(8,000)

Interest expense, net	$470,000	$533,000

Total interest expense decreased in the 2002 period as a result of decreased borrowings and lower interest rates during the 2002 period.  Capitalized interest also decreased in the 2002 period due to decreased vineyard acreage being improved or developed.

Income Tax Benefit.  The income tax benefit decreased by $314,000 to $795,000 for the six months ended

June 30, 2002 from $1,109,000 in the 2001 period.  The effective tax rate for both periods was 40%.

Net Loss.   As a result of the above, the Company had a net loss for the six months ended June 30, 2002 of $1,192,000, as compared to $1,663,000 in the 2001 period.

The comparison of the results of operations for the three-month periods ended June 30, 2002 and 2001 have been omitted due the similarity of discussion of the six-month periods above and the relative insignificance of the results for the first two quarters of the fiscal year due to the extreme seasonality of the wine grape business.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at June 30, 2002 of $7,074,000 as compared to $8,713,000 at December 31, 2001, a decrease of $1,639,000.  The decrease in working capital was due primarily to the repayment of long-term debt in the first quarter of 2002.

Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At June 30, 2002 and December 31, 2001, crop costs inventories totaled $7,112,000 and $419,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowing under facilities that provide both short-term and long-term funds.  The Company’s "crop" line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2003 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At June 30, 2002, the weighted average interest rate on borrowings under this line of $7,950,000 was 4.04%.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At June 30, 2002, the outstanding amount owed by the Company under these facilities was $5,606,000.

Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At June 30, 2002, the weighted average interest rate on these facilities was 4.27%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At June 30, 2002, the outstanding amount owed by the Company under these facilities was $14,400,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At June 30, 2002, the weighted average interest rate on these facilities was 4.50%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At June 30, 2002, the maximum available balance and outstanding balance on this line of credit was $3,674,000.  This line bears interest at the bank’s reference rate minus 0.50% (2.33% at June 30, 2002) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At June 30, 2002, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At August 13, 2002, the Company had $5,550,000 million in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned new vineyard developments are expected to require approximately $2.3 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $1.5 million.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.4 million for the development of new vineyards, $0.5 million for the continued improvement and redevelopment of existing vineyards, and $0.5 million for equipment purchases during the six months ended June 30, 2002.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $5,729,000 for the six months ended June 30, 2002, compared to $3,713,000 for the same period in 2001, an increase of $2,016,000.  The increase in cash used was primarily due to increased expenditures for crop cost inventories and supplies, increases in payments of accounts payable and accrued liabilities, and increases in payments for income taxes.  Crop costs inventories and supplies are subject annually to the timing of vineyard expenditures which can be expected to vary from year to year.  The payment of income taxes in each of the periods is for the previous years’ taxable income.

Net cash used in investing activities was $868,000 for the six months ended June 30, 2002, compared to $3,443,000 for the same period in 2001, a decrease of $2,575,000.  The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company’s existing vineyards.

Net cash used in financing activities was $1,174,000 for the six months ended June 30, 2002, compared to net cash provided by financing activities of $3,425,000 for the same period in 2001, an increase in cash used of $4,599,000.  The increase was due primarily to the timing of repayment of $7,000,000 of the Company’s crop line of credit in January 2002 as compared to only $5,000,000 repaid in January 2001, and the decrease in the amount borrowed under the crop line in the 2002 period of $7,450,000 as compared to $9,350,000 in the 2001 period.  The decrease in borrowings was primarily due to the decrease in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company's existing vineyards.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its 2002 Annual Meeting of Stockholders on June 7, 2002.  A total of 1,925,002 shares of Class A Common Stock and 3,321,115 shares of Class B Common Stock, or 89.3% and 100.0%, respectively, of the stockholders of record as of May 6, 2002, were present or represented at the meeting.

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

The following persons were elected to the Board of Directors of the Company by the Class A stockholders, each of whom was an existing director at that time: John L. Crary and Robert P. Hartzell.  The number of shares voting in favor of each nominee was 1,788,299, the number voting against was 0 and the number of shares withholding votes was 136,703.

The following persons were elected to the Board of Directors of the Company by the Class B stockholders, each of whom was an existing director at that time: Alfred G. Scheid, Scott D. Scheid and Heidi M. Scheid. The number of shares voting in favor of each nominee was 3,321,115.

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

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

                                                                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)