Form 10QSB
period 2002-09-30
SCHEID VINEYARDS INC
filed 2002-11-13
CIK 1039213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes    ☒    No    ☐

There were 5,474,870 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of November 13, 2002, consisting of 2,248,755 shares of Class A Common Stock and 3,226,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes    ☐      No    ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$416	$7,944
Accounts receivable, trade	6,689	1,907
Accounts receivable, other	—	145
Inventories	4,850	1,369
Supplies, prepaid expenses and other current assets	436	530
Current portion of long-term receivable	525	525
Deferred income taxes	152	—
Total current assets	13,068	12,420
PROPERTY, PLANT AND EQUIPMENT, net	53,902	53,511
LONG-TERM RECEIVABLE	3,149	3,674
OTHER ASSETS, net	913	891
	$71,032	$70,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,624	$1,624
Accounts payable and accrued liabilities	985	963
Accrued interest payable	11	13
Income taxes payable	—	1,057
Deferred income taxes	—	50
Total current liabilities	2,620	3,707
LONG-TERM DEBT, net of current portion	33,106	31,180
DEFERRED INCOME TAXES	2,805	2,805
Total liabilities	38,531	37,692

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,248,755 shares outstanding at September 30, 2002 and 2,153,755 at December 31, 2001
Class B, $.001 par value; 10,000,000 shares authorized; 3,226,115 shares issued and outstanding at September 30, 2002 and 3,321,115 at December 31, 2001	7	7
Additional paid-in capital	21,868	21,868
Retained earnings	16,125	16,428
Less: treasury stock; 1,171,558 Class A shares at cost at September 30, 2002 and December 31, 2001	(5,499)	(5,499)
Total stockholders’ equity	32,501	32,804
	$71,032	$70,496

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Sales	$7,281	$9,587	$7,845	$9,714
Vineyard management, services and other fees	317	186	720	569
Total revenues	7,598	9,773	8,565	10,283
COST OF SALES	4,795	5,538	5,532	5,758
GROSS PROFIT	2,803	4,235	3,033	4,525
General and administrative expenses	1,040	1,031	3,030	3,060
Relocation expenses	—	—	—	500
Income from related partnership	—	—	(269)	—
Interest expense, net	307	289	777	822
INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	1,456	2,915	(505)	143
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(583)	(1,166)	202	(57)
NET INCOME (LOSS)	$873	$1,749	$(303)	$86

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.16	$0.32	$(0.06)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING	5,475	5,475	5,475	5,493

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(303)	$86
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and abandonments	1,181	1,922
Deferred income taxes	(202)	(28)
Changes in operating assets and liabilities:
Accounts receivable, trade	(4,782)	(7,523)
Accounts receivable, other	145	500
Inventories	(3,481)	(3,293)
Supplies, prepaid expenses and other current assets	94	197
Accounts payable and accrued liabilities	20	1,232
Income taxes payable	(1,057)	(599)
Net cash used in operating activities	(8,385)	(7,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(1,572)	(4,698)
Proceeds from sale of property, plant and equipment	—	123
Note receivable officer/stockholder	—	(211)
Other assets	(22)	(186)
Net cash used in investing activities	(1,069)	(4,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	10,550	14,447
Repayment of long-term debt	(8,624)	(6,310)
Net cash provided by financing activities	1,926	8,137
Decrease in cash and cash equivalents	(7,528)	(3,816)
CASH AND CASH EQUIVALENTS, beginning of period	7,944	4,260
CASH AND CASH EQUIVALENTS, end of period	$416	$444

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.   In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and its results of operations for the three and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2001 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB with the SEC on March 29, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements”.  These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company “believes,” “anticipates,” “expects,” or words of similar import.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives or goals are also forward-looking statements.  Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Such factors, risks and uncertainties include, but are not limited to:

•             success in planting, cultivating and harvesting of existing and new vineyards, including the effects of weather conditions,

•             the potential effect on the Company’s vineyards of certain diseases, insects and pests, including the glassy-winged sharpshooter,

•             effects of variances in grape yields and prices from harvest to harvest due to agricultural, market and other factors and relatively fixed farming costs,

•             success in, and the timing of, future acquisitions, if any, of additional properties for vineyard development and related businesses as well as variability in acquisition and development costs,

•             consumer demand and preferences for the wine grape varieties produced by the Company,

•             general health and social concerns regarding consumption of wine and spirits,

•             the size and growth rate of the California wine industry,

•             seasonality of the wine grape producing business,

•             increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

•             competition from other producers and wineries,

•             proposed expansion of the Company’s wine business,

•             the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production,

•             the availability of financing on terms acceptable to the Company, and

•             the Company’s labor relations.

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

Critical Accounting Policies Used in Financial Statements

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management’s estimates and judgments are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Overview

Scheid Vineyards Inc. is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 6,000 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,400 acres are operated for the Company’s own account, and 1,600 acres are operated under management contracts for others.  All of the properties that the Company currently operates are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

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

Results of Operations - Nine Months Ended September 30, 2002 and 2001

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

Through September 30, 2002, approximately 34% of the Company’s producing acres had been harvested, as compared to 49% at September 30, 2001.  In addition, the average price per ton received on grape sales through September 30, 2002 was approximately $1,273 as compared to $1,475 in 2001 (See “—Anticipated Results for Fiscal Year Ending December 31, 2002”).  As a result of the decrease in the percentage of harvest completed and the decrease in the average price received per ton, sales decreased for the nine months ended September 30, 2002 by 19% to $7,845,000 from $9,714,000 in the 2001 period, a decrease of $1,869,000.  Sales are comprised of the following:

	September 30,
	2002	2001
Grape sales	$7,037,000	$9,476,000
Bulk wine sales	527,000	—
Wine and wine-related merchandise	281,000	238,000
Total sales	$7,845,000	$9,714,000

Revenue from vineyard management, services and other fees increased by 27% to $720,000 for the nine months ended September 30, 2002 from $569,000 in the 2001 period, an increase of $151,000.   The increase was primarily due to an increase in custom harvesting fees and equipment rentals in 2002 over the 2001 period.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of growing grapes that were sold, the costs of producing bulk wine that was sold, and costs related to the sales of wine and wine related merchandise.  Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

Gross profit for the nine months ended September 30, 2002 was $3,033,000 as compared to $4,525,000 for the nine months ended September 30, 2001, a decrease of $1,492,000 or 33%.  Primarily as a result of the decrease in the average price per ton in 2002, the gross margin on grape sales decreased to 37% in the third quarter of 2002 as compared to 43% in the 2001 period.  In addition, gross profit decreased due to the write-down of the value of certain of the Company’s bulk wine inventory in the first quarter of 2002.

General and Administrative.  General and administrative expenses were $3,030,000 for the nine months ended September 30, 2002 as compared to $3,060,000 in the 2001 period, a decrease of $30,000.

Relocation Expenses.  Relocation expenses of $500,000 in the 2001 period were related to costs associated with the relocation of the Company’s executive offices in June 2001.  There were no such costs in the 2002 period.

Income From Related Partnership.  During the nine month period ended September 30, 2002, the Company recognized income of $269,000 from a related partnership.  The Company is the 20% general partner of TESH Partners, L.P. which owned an office building in Marina del Rey, California. The limited partners of the partnership are the four children of the Chairman of the Company, two of whom are executive officers and directors of the Company.  The Company leased office space in the building until the relocation of its executive offices to Salinas, California in 2001, at which time the office building was offered for sale.  Completion of the sale occurred in April 2002.

Interest Expense, Net.   Net interest expense was $777,000 for the nine months ended September 30, 2002 as compared to $822,000 in the 2001 period, a decrease of $45,000, and is comprised of the following:

	September 30,
	2002	2001
Interest expense	$867,000	$1,441,000
Less capitalized interest	(89,000)	(607,000)
Interest expense, net of amount capitalized	778,000	834,000
Interest income	(1,000)	(12,000)
Interest expense, net	$777,000	$822,000

Total interest expense decreased in the 2002 period as a result of lower interest rates and decreased borrowings during the 2002 period.  The weighted average interest rate in the 2002 period was 4.17% as compared to 6.85% in the 2001 period.  Capitalized interest also decreased in the 2002 period due to decreased vineyard acreage being improved or developed.

(Provision for) Benefit From Income Taxes.  The Company had a benefit from income taxes of $202,000 for the nine months ended September 30, 2002 as compared to a provision for income taxes of $57,000 in the 2001 period, a change of $259,000.  The effective tax rate for both periods was 40%.

Net Income (Loss).  As a result of the above, the Company had a net loss for the nine months ended September 30, 2002 of $303,000, as compared to net income of $86,000 in the 2001 period.

The comparison of the results of operations for the three-month periods ended September 30, 2002 and 2001 have been omitted due the similarity of discussion of the nine-month periods above.

Anticipated Results For Fiscal Year Ending December 31, 2002

The harvest of 2002 was substantially completed the week of November 4, 2002 and the Company estimates that total tons harvested are approximately 18% more than in 2001.  The Company estimates that for the fiscal year ending December 31, 2002, it will record revenues in excess of $23,000,000, an increase of approximately 6% from fiscal 2001 revenues.  Although the Company believes this estimate is realistic, it should be noted that not all information used to derive amounts due from customers has been finalized as of the date of this report and actual revenues may differ from those projected above.  The Company cautions that historical amounts of cost of sales and other expenses deducted in arriving at net income, and historical and third quarter 2002 ratios of costs of sales and other expenses to revenues, should not be expected to provide an indication of gross profit or net income to be reported by the Company for fiscal 2002.  See “—Special Note Regarding Forward-Looking Statements.”

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at September 30, 2002 of $10,448,000 as compared to $8,713,000 at December 31, 2001, an increase of $1,735,000.  The increase in working capital was due primarily to grape sale receivables and 2002 crop costs inventories.

Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At September 30, 2002 and December 31, 2001, crop costs inventories totaled $4,621,000 and $419,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowing under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2004 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At September 30, 2002, the weighted average interest rate on borrowings under this line of $11,050,000 was 3.77%.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At September 30, 2002, the outstanding amount owed by the Company under these facilities was $5,606,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At September 30, 2002, the weighted average interest rate on these facilities was 4.07%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At September 30, 2002, the outstanding amount owed by the Company under these facilities was $14,400,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At September 30, 2002, the weighted average interest rate on these facilities was 4.50%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At September 30, 2002, the maximum available balance and outstanding balance on this line of credit was $3,674,000.  This line bears interest at the bank’s reference rate minus 0.50% (2.31% at September 30, 2002) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At September 30, 2002, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At November 13, 2002, the Company had $5,950,000 in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned new vineyard developments are expected to require approximately $2.3 million in capital investment over the next three years, and continued improvements and redevelopments of existing vineyards are expected to require approximately $1.5 million.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.5 million for the development of new vineyards, $0.5 million for the continued improvement and redevelopment of existing vineyards, and $0.5 million for equipment purchases during the nine months ended September 30, 2002.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $8,385,000 for the nine months ended September 30, 2002, compared to $7,506,000 for the same period in 2001, an increase of $879,000.  The increase in cash used was primarily due to the timing of the harvest, which was 34% complete at September 30, 2002 as compared to 49% at September 30, 2001.  As a result the timing of payments for accounts payable and the receipt of cash on accounts receivable was affected.

Net cash used in investing activities was $1,069,000 for the nine months ended September 30, 2002, compared to $4,447,000 for the same period in 2001, a decrease of $3,378,000.  The decrease was principally the result of decreases in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company’s existing vineyards.

Net cash provided by financing activities was $1,926,000 for the nine months ended September 30, 2002, compared to $8,137,000 for the same period in 2001, a decrease of $6,211,000.  The decrease was due primarily to the timing of repayment of $7,000,000 of the Company’s crop line of credit in January 2002 as compared to only $5,000,000 repaid in January 2001, and the decrease in the amount borrowed under the crop line in the 2002 period of $10,550,000 as compared to $14,447,000 in the 2001 period.  The decrease in borrowings was primarily due to the decrease in expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements in the Company’s existing vineyards.

Item 3.  Controls and Procedures

a)              Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

b)             There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 28, 2002, NASDAQ notified the Company that the Company did not meet the minimum market value of publicly held shares required for continued listing on the NASDAQ National Market.  If, prior to January 27, 2003, the Company fails to satisfy this requirement for a minimum of ten (10) consecutive trading days, the Company’s securities may be delisted from the NASDAQ National Market.  Alternatively, at anytime before January 27, 2003, the Company may seek to transfer its securities from the NASDAQ National Market to the NASDAQ SmallCap Market.  The Company is currently evaluating its alternatives.

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

	10.1	Amendment to Credit Agreement [Crop Line] dated August 8, 2002 by and between Bank of the West and Scheid Vineyards California Inc.

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

I, Scott D. Scheid, the Chief Executive Officer and President of the registrant, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Scheid Vineyards Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Scott D. Scheid
Scott D. Scheid
Chief Executive Officer and President
November 13, 2002

CERTIFICATION

I, Michael S. Thomsen, the Chief Financial Officer of the registrant, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Scheid Vineyards Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael S. Thomsen
Michael S. Thomsen
Chief Financial Officer
November 13, 2002