Form 10KSB
period 2002-12-31
SCHEID VINEYARDS INC
filed 2003-03-28
CIK 1039213

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-22857

SCHEID VINEYARDS INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0461833 (I.R.S. Employer Identification Number)
305 Hilltown Road Salinas, California	93908 (Zip Code)
(Address of principal executive offices)
(831) 455-9990 (Issuer's telephone number)

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

        Issuer's revenues for its most recent fiscal year:    $24,283,000

        Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market SmallCap Market System on March 27, 2003: $5,285,000. The voting stock held by non-affiliates on that date consisted of 2,248,755 shares of Class A Common Stock.

        Number of shares outstanding of each of the issuer's classes of common stock at March 27, 2003:

Class A    2,248,755        Class B    3,226,115

        Portions of the registrant's Proxy Statement for its June 3, 2003 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.

        Transitional Small Business Disclosure Format (check one)    Yes ☐    No ☒

FORM 10-KSB INDEX

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

        This Report contains certain forward-looking statements, including the plans and objectives of management for the business, operations, and economic performance of Scheid Vineyards Inc. (the "Company"). These forward-looking statements generally can be identified by the context of the statement or the use of words such as the Company or its management "believes," "anticipates," "intends," "expects," "plans" or words of similar meaning. Similarly, statements that describe the Company's future operating performance, financial results, plans, objectives, strategies, or goals are forward-looking statements. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond the control of the Company. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. In addition to the other cautionary statements relating to certain forward-looking statements throughout this Report, attention is directed to "Business—Cautionary Information Regarding Forward-Looking Statements" below for discussion of some of the factors, risks and uncertainties that could affect the outcome of future results contemplated by forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Scheid Vineyards Inc., a Delaware corporation ("SVI" or the "Company"), is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of wine grape vineyards on the Central Coast of California. Of this total, approximately 4,400 acres are operated for the Company's own account and 1,600 acres are operated under management contracts for others. All of the properties currently operated by the Company are located in Monterey and San Benito Counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

        The Company currently produces 15 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah. The majority of the Company's wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients. In 2002, the Company sold approximately 79% of its wine grapes under such supply agreements to 24 different wineries. The Company also converts a portion of its grapes, approximately 9% in 2002, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market. The Company also sells a portion of its grapes, approximately 12% in 2002, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set price per acre.

        The Company believes that its clients contract with SVI to assure a consistent, reliable source of high quality premium grapes for their wines. The Company's largest winery client is Diageo Chateau & Estate Wines Company, a division of Diageo plc ("Diageo"), a global premium drinks business and the eleventh largest U.S. winery in terms of 2002 case shipments. Grape purchase contracts with Diageo cover 55% of the Company's currently producing acreage and accounted for approximately 74% and 76% of the Company's 2002 and 2001 total revenues, respectively. Diageo produces and markets the wines of Beaulieu Vineyard (BV), BV Coastal, Sterling Vineyards, The Monterey Vineyard and Blossom Hill. The Company also has long-term grape or bulk wine purchase agreements with other well-known producers of ultra premium wines, including Niebaum-Coppola Estate Winery, Canandaigua Wine Company ("Canandaigua", a division of Constellation Brands, Inc.), Chalone Wine Group, Beringer Blass Wine Estates, David Bruce Winery, Morgan Winery, and The Hess Collection Winery.

        The Company sells the majority of its wine grape production under long-term grape purchase contracts. The terms of the Company's grape purchase contracts extend to between 2003 and 2014, and generally have "evergreen" provisions requiring one to three years' prior written notice of termination. These contracts generally require the clients to purchase substantially all of the Company's production from specified vineyards at a formula price based upon the previous harvest year's sales prices in California's leading coastal regions, including Napa, Sonoma, Mendocino and Monterey Counties.

        SVI also provides vineyard management services to two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.). Under this arrangement, the Company provides its farming services for a set fee per acre. In 2002, vineyard management services accounted for approximately 4% of the Company's total revenues.

        The Company's executive offices are located at 305 Hilltown Road, Salinas, California 93908, telephone number (831) 455-9990, and its vineyard headquarters are located at 1972 Hobson Avenue, Greenfield, California 93927.

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

Recent Developments

  2002 Harvest.    For the year 2002, the Company harvested approximately 17,550 tons of wine grapes, a 25% increase from the 2001 harvest of 14,000 tons, primarily due to an approximately 15% increase in acres that are in full production.

  2002 Vineyard Write-Down.    The 2002 financial results include a write down of vineyard improvements in the amount of $1,040,000 due to approximately 150 acres of under performing vines.

  Transfer to Nasdaq SmallCap Market.    On February 28, 2003, the Company announced its transfer from the Nasdaq National Market to the SmallCap Market effective at the opening of the market on March 3, 2003. Nasdaq had notified SVI on October 28, 2002 that it was not in compliance with the Nasdaq National Market public float requirement that requires the Company to maintain a $5,000,000 minimum market value float. To ensure continuity of its Nasdaq listing and to protect the interest of the Company's shareholders, SVI elected to transfer to the Nasdaq SmallCap Market. The Company's Class A common stock continues to be traded under the stock symbol "SVIN".

  2003 Grape Prices.    A significant portion of the Company's acreage is covered by purchase contracts that use data from the Final Grape Crush Report (the "Crush Report"), published by the California Department of Food and Agriculture (the "CDFA") on or about March 10, to calculate prices. Based on the 2002 Crush Report published March 10, 2003, the Company anticipates receiving prices for the majority of its contracted 2003 crop that are relatively unchanged from the prices the Company received in 2002, with the exception of the price for Chardonnay. The price for Chardonnay showed the most change with a decrease in the anticipated average price per ton of approximately 7%. The Company anticipates that the prices it may receive for grapes which are currently not covered by purchase contracts could be significantly less than the prices it will receive for contracted grapes, particularly Cabernet Sauvignon. See "The Company's Grape Production Operations—Grape Sales—Pricing."

Company Strategy

        The Company's strategic objective is to become the leading independent producer of premium varietal wine grapes in California. The Company believes that its success to date has resulted from execution of a coherent strategy that includes the following elements:

  Produce High Quality, High Value Wine Grapes.    The Company has positioned itself as an ultra-premium grower on the Central Coast and management believes it has developed an excellent reputation in the wine grape industry due to its emphasis on quality and performance. Throughout its history, SVI has consistently provided its clients with wine grapes that meet demanding specifications for quality, as measured by sugar content and other objective characteristics. The Company employs various programs to promote top quality grapes, including regulated deficit irrigation on appropriate varieties, upgrades to certain trellis systems to improve air circulation and light penetration, and a pruning strategy that emphasizes low spur densities and balanced vines. The Company offers a custom approach to farming whereby viticultural practices are tailored to the meet the specific needs of each customer. See "The Company's Grape Production Operations—Grape Production."

  Continue Long-Term Relationships with Leading Wine Producers.    The Company believes that forming and maintaining long-lasting relationships with clients is the key to being successful as an independent grape grower. The Company has had grape purchase contracts with Diageo and its predecessors since 1972 and with Canandaigua and its predecessors since 1979. More recently, SVI has expanded its customer list to 24 different wineries, including Beringer Blass Wine Estates, Niebaum-Coppola Estate Winery, Chalone Wine Group and The Hess Collection Winery. To increase its ability to retain current clients and attract new clients, the Company provides customized farming to meet the specific needs of each client, stresses customer service by allowing clients to access weather, irrigation and farming data through the Company's proprietary web-based system, VitWatch, and provides clients with customized quarterly reports outlining the farming practices that have been utilized on their contracted grapes. See "The Company's Grape Production Operations—Grape Sales."

  Combine Fundamental Viticultural Practices with Cutting Edge Technology.    The Company invests in the development of new and improved viticultural practices and the use of innovative technological tools in order to increase the quality, productivity and sustainability of its vineyards. The Company extensively uses true lyre and modified lyre trellis systems which are designed to achieve balanced vines, leading to production sustainability without a sacrifice in quality. The Company utilizes many technological tools including irrigation monitoring tools such as neutron probes and pressure baums, weather stations, geographic information systems technology, global positioning systems technology and analytical grape chemistry. See "The Company's Grape Production Operations—Viticultural Practices."

  Develop High Quality Vineyards, Market Uncontracted Grapes.    The Company currently has approximately 675 acres of wine grapes, or 17% of the Company's total net vine acres, that are not contracted to winery clients. The Company's primary focus at this time is to market the production from the uncontracted acres and complete the vineyard development of acres not yet in full production. As part of its marketing strategy, the Company has developed a marketing and sales team to perform certain duties including contacting potential winery clients on a regular basis, maintaining communication with current winery clients, attending industry events, and attending and exhibiting at trade shows. The Company believes that there may be opportunities to acquire existing vineyards and purchase or lease undeveloped land suitable for wine grape vineyards, however, the Company is focusing its efforts primarily on completing its vineyards that are not yet mature and contracting the resultant wine grape production to current or new winery clients.

California Wine and Grape Industry

        The market for California table wine has grown significantly over the last 12 years. Since 1991, California winery table wine revenues have increased at an average 9.3% compound annual rate to approximately $6.6 billion, according to Gomberg, Fredrikson & Associates. This growth has been fueled by the premium segment (retail price of $7 and over per 750 ml. bottle), which in 2002 comprised 30% of total California wine shipments and 62% of total California winery revenues. Wines in the super-premium category ($7 to $14 per 750 ml. bottle) achieved the highest absolute growth in 2002, expanding by approximately 8%. Imported wines in 2002 achieved record volumes, reaching 62.4 million cases, an increase of 16% over 2001. In particular, wines from Australia and Italy have made the greatest inroads into the U.S. market in recent years. Exports of bottled California wine were hurt due to the West Coast dock strike early in the year and, after five years of strong growth, decreased 1% in 2002. The United Kingdom, Canada and Japan continued to be the three top markets and represented 64% of total American wine exports.

        Although wine grape prices as reported in the Crush Report are relatively strong in the coastal districts, supply has outpaced demand and there has been a corresponding decrease in prices for certain varietals. According to the Crush Report, the 2002 harvest of California wine grapes totaled 3.1 million tons, a 3% increase from the record 2001 crush of 3.0 million tons. California wine grape growers received an average price in 2002 for white wine grapes of $431 per ton, down 12% from 2001, and an average price for red wine grapes of $613 per ton, down 10% from 2001. For growers in California grape pricing district 7 (Monterey and San Benito Counties), the average price for white wine grapes decreased by 11%, from $1,037 per ton in 2001 to $927 in 2002, and the average price for red wine grapes decreased by 4%, from $1,287 per ton in 2001 to $1,231 in 2002. The largest drop in prices has occurred in the Central Valley, an area which produces more than 70% of the state's wine grapes and whose production is largely destined for the generic and jug wine market. Average grapes prices in the Central Valley have dropped 20% since 2000. Prices for grapes in the coastal regions, however, have also been affected. During the 2002 harvest, spot market prices for uncontracted grapes in Monterey County decreased from 2001 levels. In particular Cabernet Sauvignon that was not contracted was difficult to market, and some blocks were not harvested. According to Turrentine Wine Brokerage, the Cabernet Sauvignon grape market statewide is slow and likely to remain difficult. With new vineyards coming into production, yield enhancements through technological advances and other factors, pricing pressure is expected to continue and it is difficult to predict when the demand for certain grape varieties will be in balance with supply.

The Company's Grape Production Operations

  Vineyard Operations

        SVI currently owns or manages approximately 6,000 acres of wine grape vineyards in Monterey and San Benito Counties. These properties consist of approximately 4,400 acres in Monterey County operated for the Company's own account and approximately 1,600 acres operated under management contracts for others. Of the Company's approximately 4,080 net vine acres of wine grapes, in 2003 approximately 84% will be in full production, 4% will be in partial production, and 12% will be non-producing or out of production. The Company sells the majority of its wine grape production under long-term grape purchase contracts. Approximately 81% of the Company's producing acres are currently contracted for the harvest of 2003, and approximately 57% are contracted through at least the harvest of 2006.

  Grape Production

        SVI's product mix has changed in recent years through grafting and replanting of the Company's original vineyards, the acquisition of a vineyard, and the development of new vineyards. The Company acquired a 370-acre vineyard in June 1997 and developed into new vineyards approximately 54 acres in 1996, 316 acres in 1997, 322 acres in 1998 and 740 acres in 1999. Because it takes approximately six years for a newly planted vine to reach full maturity, the Company believes that potential production in these vineyards will increase for the next few years as replanted, interplanted and newly planted vines continue to mature. However, while potential production may increase, actual grape production varies according to the variety of grape produced, weather, vine density, the quality and type of soil, water conditions, and other factors, and no assurances can be given that such production increases will occur with any predictability or at all.

        Due to a decrease in demand for certain wine grape varieties, the Company is currently working on modifying several grape purchase contracts to move certain clients from marginally productive vineyard acres to more reliable and consistently producing vineyard acres, with the intent of fallowing the marginally productive acres. The effect will be a small reduction in the Company's overall farming costs and a reduction in the amount of uncontracted grapes the Company has available. Approximately 200 acres are being considered for this approach, however, no assurances can be given that the Company's clients will agree to the proposed changes.

        In addition, the Company is taking approximately 78 acres of Cabernet Sauvignon temporarily out of production, in a technique called "mothballing", in an attempt to reduce farming costs on wine grapes that are currently under extreme price pressure and which the Company believes would be sold at a loss. The Company currently plans to mothball these acres for only 2003, however, no assurances can be given that the market for Cabernet Sauvignon will improve enough to warrant bringing these acres back into production in 2004.

        The Company also currently plans to graft approximately 170 acres of its vineyards to varieties it believes are or will be in demand. These acres are expected to be in partial production in 2004 and reach full production in 2007.

        The following table shows SVI's net vine acres by variety from 1999 to 2003, total tons produced from 1999 to 2002, and tons produced by variety for 2002:

Net Vine Acres Owned by SVI and Tons Produced

	Net Vine Acres					Tons

Variety
	1999	2000	2001	2002	2003	2002
Chardonnay	1,002	1,057	1,374	1,399	1,293	5,347
Cabernet Sauvignon	441	748	776	767	622	4,580
Merlot	555	556	556	600	600	3,811
Pinot Noir	133	160	387	318	384	847
Sauvignon Blanc	238	240	240	240	240	1,024
Syrah	64	62	174	174	174	854
Gewürztraminer	82	82	82	82	82	276
Zinfandel	86	86	86	73	73	309
White Riesling	58	58	58	58	58	149
Petite Sirah	—	31	31	31	31	216
Valdiguie	20	20	20	20	20	74
Others	46	31	31	30	28	63
Replants/Grafts(1)	295	209	64	78	98	—
New Acreage(2)	1,060	740	201	210	192	—
Fallow(3)	—	—	—	—	107	—
Mothball(4)	—	—	—	—	78	—

Total Net Vine Acres	4,080	4,080	4,080	4,080	4,080

Total Tons Produced	7,693	10,693	14,019	—	—	17,550

(1)
Replants/grafts are acres which are temporarily taken out of production due to grafting or replanting to change varieties. Acres are deemed to be back in production in the third crop year.

(2)
New acreage represents bare ground which is in the development stage. The development stage is generally the first three years of the vineyard's life, when the Company expects little or no production.

(3)
Fallow acres are under performing acres that have been removed from production and may be replanted.

(4)
Mothball acres are acres that have been temporarily taken out of production and are expected to be put back into production in 2004.

  Grape Sales

        Primary Customers.    The wine grape tonnage harvested from the Company's approximately 3,792 net vine acres in production in 2002 (i.e., excluding vineyards under development or redevelopment) was largely subject to grape purchase contracts with various wine producing companies. The largest set of these contracts, representing approximately 79% of the Company's 2002 grape sales revenues and 74% of the Company's 2002 total revenues, is with Diageo Chateau & Estate Wines Company, a division of Diageo plc. Diageo is a global premium drinks business headquartered in the United Kingdom and the eleventh largest U.S. winery in terms of 2002 case shipments. The Company's contractual relationship with Diageo's predecessor began in 1972 and has been continuous since that time. The Company has purchase contracts for a significant portion of the balance of its current wine grape production with other wine producers, including Niebaum-Coppola Estate Winery, Canandaigua,

Chalone Wine Group, Beringer Blass Wine Estates, David Bruce Winery, Morgan Winery and The Hess Collection Winery. The Company also provides vineyard management services to Diageo and Pacific Wine Partners, LLC on an aggregate of approximately 1,600 acres of wine grapes. See "Vineyard Management Contracts."

        The terms of the Company's grape purchase contracts generally require the clients to purchase substantially all of the Company's production from specified vineyards at a formula price based upon the previous year's sales prices for specified districts as reported in the annual Crush Report. See "Pricing." The contracts generally require the Company to deliver grapes meeting specified sugar levels and other quality measurements. The majority of the contracts call for payment in full within 60 days of delivery of the crop to the client.

        The terms of the Company's grape purchase contracts extend to between 2003 and 2014. Contracts covering the majority of SVI's acreage extend to 2006 and have "evergreen" renewal provisions whereby the contracts continue until either party gives a two or three years' prior written notice of termination. The Company believes that these evergreen provisions are desirable to either allow time to renegotiate the contract with its contracting client or to find a new client for the grape production before the contract terminates, although there can be no assurance that either course of action will be successful.

        In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003. The Company is currently looking at other potential winery clients to replace Diageo on this acreage, as well as holding discussions with Diageo regarding the renegotiation of the contract. The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurance that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have less favorable terms. See "—Cautionary Information Regarding Forward-Looking Statements—Dependence on Major Customers; Renewal of Grape Purchase Agreements."

        The Company has enjoyed excellent relationships with its clients that have been built over many years of satisfying their needs for quality, timely delivery and service. Long-term supply arrangements benefit clients by providing a significant, reliable supply of high-quality grapes at predictable prices. These contracts also benefit the Company by providing reliable sources of revenues. SVI believes that these contracts are one of the major reasons for its past success, and it plans to rely upon these and similar contracts in the future. While contract terms are typically a function of market factors and it is not possible to know what the terms of the Company's future grape purchase arrangements will be, it is probable that any renewal or replacement of the Company's Diageo contracts, the majority of which will expire in 2006, will have less favorable terms.

        At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2003	720	17.7%
2004	110	2.7
2005	40	1.0
2006	1,405	34.4
2007	50	1.2
2008	70	1.7
2009	0	0.0
2010	0	0.0
2011	120	2.9
2012	20	0.5
2013	70	1.7
2014	325	8.0
Uncontracted	675	16.6
Non-producing	475	11.6

Total	4,080	100.0%

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

        SVI's contract grape prices are established each year by formulas which are different for each of its clients. However, substantially all of its contracts utilize a pricing formula based on the previous year's prices for each wine grape variety in several specified CDFA reporting districts. For example, grapes from the Company's 2003 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 2002 harvest reported in the Crush Report published March 10, 2003. This enables both the Company and its clients to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year's harvest. These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices. The Company's grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino County grapes, which tend to be higher than prices for the same varieties produced in Monterey County. Some recent agreements use pricing formulas that are based more heavily on Monterey County data, which may also be the case for the renewal or replacement of the Diageo agreements and additional agreements covering new or replanted vineyards.

        The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of contracted grapes for the primary varieties it has produced since 1999 based on the pricing formulas of its various tonnage-based grape purchase contracts. Tonnage-based grape purchase contracts cover approximately 65% of the Company's currently producing and contracted acreage.

Weighted Average Prices Per Ton Received by SVI (1)

Variety	1999	2000	2001	2002	2003(2)
Cabernet Sauvignon	$1,658	$1,747	$2,044	$1,448	$2,279
Chardonnay	1,577	1,647	1,615	1,323	1,374
Gewurztraminer	959	988	943	984	1,056
Merlot	1,533	1,516	1,552	1,557	1,553
Petite Sirah	—	1,240	1,315	1,313	1,330
Pinot Noir	1,727	1,781	1,789	1,765	1,803
Sauvignon Blanc	1,084	1,160	1,181	1,001	1,148
Syrah	1,319	1,468	1,442	1,158	1,309
Valdiguie	858	890	887	863	845
White Riesling	847	852	884	880	860
Zinfandel	1,217	1,347	1,473	1,158	1,615

(1)
Prices for premium varieties decreased in 2002 largely as a result of supply and demand conditions. Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will match or exceed historical prices.

(2)
Price estimates for 2003 are based upon existing contracts, Company production and sales estimates for contracted acres, and the 2002 Final Grape Crush Report released March 10, 2003. These weighted average prices per ton do not include estimated production and sales of uncontracted vineyard acres. The Company anticipates that prices for grapes produced from uncontracted acres, in particular Cabernet Sauvignon, will be substantially lower than those from its contracted acres. Currently, the Company has 81% of its producing vineyard acres contracted for the 2003 harvest.

  Vineyard Production Cycle

        The vineyard production cycle begins each year in December, after completion of harvest. From December through March vines are pruned and tied to trellises, and damaged stakes, trellises, irrigation systems and other vineyard components are repaired or refurbished. After winter rains end, irrigation and cultivation of the vineyards begin and continue through the harvest season. Herbicides are applied as needed through the summer. Necessary applications of pesticides and fertilizer begin in the spring and continue until harvest. Grafting and planting also generally take place in the first four or five months of the year. As growth of the vines accelerates beginning in late spring, they are trained and tied, and excess leaves are sometimes pulled to promote more efficient growth of vines and fruit. Depending on the rate at which fruit ripens, harvest typically begins in late-August to mid-September and is completed by the end of October or early November. Direct farming costs currently range from $2,300 to $3,200 per acre over the course of the year for vineyards in full production, and revenues are realized at the time of harvest. Approximately one-half of annual production costs are incurred by June 30.

  Capital Investment Requirement for Acquisition, Development and Improvement of Vineyards

        Part of the Company's strategy has been to expand its operations and grape production through the development of bare land into vineyards, the acquisition of existing vineyards, and the redevelopment of the Company's older vineyards. The Company has implemented this strategy through the lease in 1998 of approximately 790 acres of bare land located near the Company's vineyard headquarters it has developed into vineyards, the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of approximately 575 acres of bare land in Hames Valley it has developed into vineyards, and the redevelopment of certain of the Company's existing vineyards.

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

        It has been the Company's experience that it currently costs approximately $15,000 to $18,000 per acre over a three-year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of land. The costs of redeveloping existing vineyards vary depending upon the condition of the vineyard and the scope of the redevelopment plan. From 1993 through 2002, the Company made capital expenditures to redevelop existing vineyards of over $20 million, replanting or regrafting approximately 1,330 acres to more appropriate varieties and interplanting an additional 1,200 acres. Improvement and refurbishment is an ongoing process. The Company estimates that there will always be some portion of its total net vine acres undergoing some type of redevelopment. See "—Net Vine Acres Owned by SVI and Tons Produced."

        Due to the development of new vineyards, the redevelopment of existing vineyards and the acres recently taken out of production, approximately 16% of the Company's vineyard acreage has not yet reached full productive capacity or is out of production. There can be no assurance that the Company's properties will achieve their full productive capacity at the rate indicated, if at all.

        The following table shows recent and anticipated maturity of the Company's vineyards.

Anticipated Maturity Levels of SVI's Net Vine Acres (1)

	Crop Year
	2002	2003	2004	2005	2006	2007
Acres five or more years old (at or near full production)	3,130	3,445	3,490	3,560	3,570	3,775
Acres three and four years old (partial production)	660	160	80	215	280	75
Acres one and two years old (not yet in production)	290	290	280	75	—	—
Acres out of production	—	185	230	230	230	230

Total Acres	4,080	4,080	4,080	4,080	4,080	4,080

(1)
The net vine acreage shown above is SVI's planted acreage only. It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

  Water Supply

        The Company's vineyards are located in the Salinas Valley through which flows the Salinas River. The watershed of the Salinas Valley is from the Ventana Wilderness in the Los Padres National Forest and Santa Lucia range of coastal mountains. The Salinas River supplies a large aquifer which is tapped by agricultural users. In addition, the Salinas River is fed by two large reservoirs, Lake Nacimiento and Lake San Antonio, which were built primarily for agricultural water supply purposes to serve the Salinas Valley. These reservoirs are maintained by the Monterey County Water Resource Agency. The Company drip irrigates all of its vineyards from wells located on or near its vineyards. The quality of the water obtained from the wells is good, and the wells have proven to be a plentiful and reliable source of water for the Company's operations, even during the drought years of the late 1980's. See "—Cautionary Information Regarding Forward-Looking Statements—Water."

Vineyard Management Contracts

        The Company provides vineyard management services on approximately 1,600 acres in Monterey and San Benito Counties for Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.). Pursuant to these management contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested. The Company's vineyard management contracts expire no earlier than the completion of harvest in years ranging from 2004 to 2013. In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards. The Company may enter into similar arrangements for other vineyard properties in the future.

Wine Production and Sales

        SVI began limited production of its own ultra premium varietal wines under the Scheid Vineyards label in 1991. The Company has contracted for its wine production with Storrs Winery, a small producer of award-winning wines located in Santa Cruz, California, approximately 50 miles from the Company's vineyard headquarters compound. The Company currently subleases space in a 1,600 square foot building from Storrs Winery, including certain space dedicated for the Company's exclusive use in connection with its winemaking activities. In 1996, the Company obtained a winery license, and a tasting room was opened in April 1997 at the Company's vineyard headquarters compound located on U.S. Highway 101 (a major north-south thoroughfare between San Francisco and Los Angeles) just south of Greenfield and north of King City in Monterey County.

        Production and sales have been limited to date. SVI produced approximately 1,250 and 1,400 cases in 2002 and 2001, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir and Sauvignon Blanc, using Company-grown grapes. While its actual wine production will depend on various factors, the Company currently plans for production in 2003 of approximately 2,000 cases. The Company intends to continue to distribute its current wine production directly through its tasting room, web site, restaurants, clubs and a few selected retailers.

        Since 1997, the Company has offered an annual "wine dividend" to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company's wine at up to a 50% discount from the retail price. The Company intends to offer another "wine dividend" in 2003. SVI has not yet earned a profit on its wine business and cannot predict when, or if, these operations will become profitable. Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future. No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

Competition

        Wine grape growing and wine production are highly competitive. California has an estimated 1,050 bonded wineries although, according to Gomberg, Fredrikson & Associates, the top eleven wineries accounted for approximately 79% of sales based on total California wine shipments in 2002. In addition, there are many sources of supply of wine grapes in California and in countries outside the United States. Since 1996, acres planted to wine grapes in California have increased 53%, from approximately 378,000 acres at the end of 1996 to 570,000 at the end of 2001, according to the California Agricultural Statistics Service. Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year. Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area. Many wineries, including certain of the Company's customers, grow a significant amount of the grapes they need to produce wine in addition to purchasing grapes from independent producers such as SVI. Although holdings of vineyard properties are not publicly reported, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

        In addition, there are numerous wine producers in Europe, Australia, South America, New Zealand and South Africa. Increasing production in these regions is being targeted at the relatively affluent United States market, especially while the dollar remains strong. Most imports are bottled wines, however, some American producers have imported bulk wine for bottling and sale in the United States. In 2002, imports of foreign bulk wine to California were 3.5 million gallons, the equivalent of 1.5 million cases. Since 1996, American wineries have imported the equivalent of 21.6 million cases of foreign bulk wine.

Environmental Issues

        SVI currently maintains 30 above-ground fuel storage tanks on its own vineyard properties to provide fuel to its various vehicles and machinery. These tanks have capacities ranging from approximately 500 to 10,000 gallons and are installed on concrete slabs with catch basins to protect the ground surface from any inadvertent release. No underground storage tanks are located on the Company's properties.

        The Company's current operations require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The usage and storage of these chemicals are, to varying degrees, subject to federal and state regulation. To the extent that the Company stores such chemicals, they are contained in a secured storage facility at the Company's vineyard headquarters compound. The Company also maintains a comprehensive safety program supervised by the Company's human resources safety director and a state-licensed pest control advisor.

Trademarks and Labels

        The Company has registered a trademark relating to a specific slogan which the Company uses on souvenirs and paraphernalia sold at the Company's wine tasting room and has filed an application to trademark "VitWatch", the Company's proprietary winery client web site. The Company also has wine labels approved by the Trade and Tax Bureau ("TTB").

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

        The United Farm Workers, AFL-CIO ("UFW") has represented the Company's farm workers since 1993. In January 2002, the Company completed the negotiation of a new five-year contract with the UFW that will expire at the end of 2006. The Company believes its labor relations are satisfactory. The Company has never had a walk-out, sit-down, slow-down or strike, and the existing contract has a "no strike" clause. The Company has, however, been picketed, particularly during the organizing effort by the UFW and during negotiation of the first contract in 1995. See "Cautionary Information Regarding Forward-Looking Statements—Labor Regulations and Union Contract."

Cautionary Information Regarding Forward-Looking Statements

  Agricultural Risks

        Wine grape production is subject to a variety of agricultural risks that can materially and adversely affect the quality and quantity of grapes produced. These hazards include, among other things, adverse weather such as drought, frost, excessive rain, excessive heat or prolonged periods of cold weather. To the extent a grape producer's properties are geographically concentrated, the effects of local weather can be material. The vineyards owned by SVI are spread over a distance of approximately 70 miles, north to south, close to Highway 101 in Monterey County. Accordingly, adverse weather in the future could affect a substantial portion of the Company's vineyards in any year and have a material adverse effect on the Company's business, financial condition and results of operations.

        Vineyards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill vines. In recent years phylloxera, a louse that feeds on the roots of grape vines, has infested many vineyards in the wine grape producing regions of California, causing grape yields to decrease. Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, and most of the other wine grape producing areas of the state have been affected to some degree. As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely. Of the Company's approximately 4,080 net vine acres (i.e., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards) of wine grapes, approximately 3,950 net vine acres, or 97%, are planted or interplanted with phylloxera-resistant rootstock. The remaining approximately 130 acres are planted on non-resistant rootstock and are, therefore, potentially susceptible to phylloxera infestation. The Company is managing the non-resistant acres through application of Furadan™ and a program of selective replantings.

        Another potentially devastating pest is the glassy-winged sharpshooter ("GWSS"). GWSS poses a significant threat to viticulture throughout California due to its ability to transmit Xylella fastidiosa, the bacterium that causes Pierce's Disease. Pierce's Disease, a deadly vine disorder, has been present in California for more than a century, vectored by the blue-green sharpshooter. It now presents a much more significant threat because the GWSS is a new and far stronger disease carrier than the blue-green sharpshooter. The GWSS became established in the Temecula region of southern California in 1999 and, as a result, Pierce's Disease is so widespread that the future viability of the Temecula region to produce wine grapes is in doubt. According to the California Department of Food and Agriculture, the list of counties in California infested with the GWSS numbers fourteen, with localized infestations found in parts of Butte, Sacramento, Santa Clara, Fresno, Tulare, Kern, Santa Barbara, Ventura, Los Angeles, San Bernardino, Orange, Riverside, San Diego and Imperial counties. Thus far, no infestations have occurred in Monterey County and the Company has seen no evidence of the GWSS or Pierce's Disease in its own vineyards. The wine industry, along with scientists and certain governmental agencies in California, are searching for ways to control and combat the pest, including a comprehensive system of inspections and monitoring, pesticide spraying and numerous research projects. Growers statewide pay an assessment of $2 per $1,000 of value of grapes to help fund these programs.

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

  Dependence on Major Customer; Renewal of Grape Purchase Agreements

        Grape purchase contracts with Diageo cover 55% of the Company's current producing acreage and accounted for approximately 74% and 76% of the Company's 2002 and 2001 total revenues, respectively. The terms of the grape purchase contracts with Diageo extend to between 2003 and 2014. In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003. The Company is currently looking at other potential winery clients to replace Diageo on this acreage, as well as holding discussions with Diageo regarding the renegotiation of the contract. The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurance that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have less favorable terms.

        The remaining purchase contracts with Diageo, covering approximately 41% of the Company's currently producing acreage, extend to 2006 and 2014 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination. Although these contracts do not specifically provide for termination prior to expiration of their stated terms, it is possible that they could be terminated under various circumstances, including material breach. If these contracts are terminated, there can be no assurance that the Company will be able to replace Diageo with as significant a purchaser of its grape production or that the Company will be able to enter into agreements with other purchasers on similar terms. Termination of these contracts with Diageo could have a material adverse effect on the Company's business, financial condition and results of operations.

  Wine Grape Supply and Demand; Pricing

        Due to recent developments, an oversupply situation for certain varieties currently exists in the wine grape industry. Plantings of new vineyards, yield enhancements through technological advances, and denser plantings of vines have contributed to supply pressure. In addition, economic uncertainty and increased foreign competition have exacerbated market conditions. These factors have had a significant impact on grape and bulk wine prices for certain varieties, in particular, Cabernet Sauvignon. Pricing pressure for the Company's grape production is expected to continue and could have a material adverse affect on our business and future results.

  Uncertainty of Revenue Growth

        In 2003, approximately 84% of the Company's net vine acres are at or near full production, and it is anticipated that a certain portion of the Company's vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors. While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company's existing properties is limited and the Company's ability to increase revenue depends ultimately upon its ability to acquire, develop and operate more vineyard properties. There can be no assurance that suitable properties will be available to the Company at prices that would make the Company's growth plans viable. Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

  Fixed Costs and Revenue Fluctuations; Uncertainty of Profitability

        The Company incurs annual farming costs currently averaging approximately $2,300 to $3,200 per acre in production. These costs are incurred throughout the year preceding harvest and are relatively fixed. Revenues from grape sales are not realized until harvest and vary depending upon yields and prices. Vineyard productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time. Furthermore, grape prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future. Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

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

        Substantial capital expenditures are required to develop and acquire new vineyards and improve existing vineyards. The Company has made and may continue to make such expenditures to finance its expansion, and has incurred and may continue to incur indebtedness. As a consequence, the Company has and will continue to have significant interest and principal repayment obligations, and the Company's earnings and cash flow will be adversely affected by increases in interest rates.

  Risks Associated with Business Expansion and Acquisition Strategy; Long-Term Strategies

        As part of its long-term strategy, SVI continually evaluates opportunities available in the wine industry, such as acquisitions of developed vineyard properties and increasing acreage under management. There can be no assurance that the Company will be able to locate suitable properties to buy or lease at viable prices, or if it does locate such properties, that it will be able to secure adequate financing. In addition, any properties acquired by the Company may require significant capital investment and several years of development before becoming productive.

  Competition; Industry Fragmentation

        The wine grape industry is extremely competitive. Many of the Company's competitors have substantially greater financial, production, personnel and other resources than the Company. The Company competes with many other producers of premium wine grapes in California, including a few thousand small independent (i.e., not winery controlled) wine grape producers who sell their production to wineries. In addition, some wineries sell excess production from their own vineyards in the open market. Moreover, to a significant extent, wine grapes of a particular variety are fungible, and the ability of foreign producers to compete with the Company on the basis of price due to their lower production costs may have a negative impact upon the Company's profitability.

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

        Wine production and sales are subject to extensive regulation by the Federal Trade and Tax Bureau, the California Department of Alcohol Beverage Control and other state and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities. In recent years, federal and state authorities have required warning labels on beverages containing alcohol. Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general. Increases in excise taxes on wine, if enacted, could reduce demand for wine and wine grapes, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

  Environmental Risks

        Ownership of real property creates a potential for environmental liability on the part of the Company. If hazardous substances are discovered on or emanating from any of the Company's vineyards and the release of hazardous substances (including fuels and chemicals kept by the Company on its properties for use in its business) presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances. See "—Environmental Issues."

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

  Electricity

        The Company is dependent upon electricity to provide power to pumps that run the irrigation systems on certain of its vineyard properties. The Company's drip irrigation system is largely responsible for the application of water and certain fertilizers. In the recent past, California has experienced statewide energy shortages, blackouts and increases in electricity costs. The Company currently spends approximately 4% of its direct farming costs per acre on electricity annually. Prolonged electricity outages could affect the timing of water or other applications, which could adversely affect the Company's vineyards. The Company has not experienced any prolonged electricity blackouts and could, if necessary, use other methods of application of water and fertilizers.

  Legislative Actions and Potential New Accounting Pronouncements.

        In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, the Company may be required to increase its internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which could cause the Company's general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense among others, could increase the expenses that the Company reports under Generally Accepted Accounting Practices and could adversely affect operating results.

ITEM 2. DESCRIPTION OF PROPERTIES

        Corporate Headquarters.    The Company leases approximately 6,700 square feet of office space in Salinas, California under a three-year initial term which expires January 31, 2004. The Company has an option to lease the office space for an additional three-year term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Class A Common Stock; Related Information

        The Company's Class A Common Stock is traded on the Nasdaq SmallCap Market System under the symbol "SVIN". The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Class A Common Stock, as reported by Nasdaq:

	High	Low
2001
First quarter	$3.625	$2.938
Second quarter	$4.000	$2.900
Third quarter	$4.020	$2.890
Fourth quarter	$3.580	$3.000
2002
First quarter	$3.900	$3.070
Second quarter	$3.850	$3.210
Third quarter	$3.260	$2.800
Fourth quarter	$2.890	$2.240

        On October 28, 2002, Nasdaq notified the Company that it was not in compliance with the Nasdaq National Market public float requirement that requires the Company to maintain a $5,000,000 minimum market value float. To ensure continuity of its Nasdaq listing and to protect the interests of Company shareholders, Scheid Vineyards elected to transfer to the Nasdaq SmallCap Market effective March 3, 2003.

        On March 21, 2003, there were 198 holders of record of the Company's Class A Common Stock and 14 holders of record of the Company's Class B Common Stock. On that date, the Company believes that the number of beneficial owners of its Class A Common Stock was approximately 900. For information concerning historical dividends and the Company's dividend policy, see "Item 6—Management's Discussion and Analysis or Plan of Operation—Dividends and Distributions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's Financial Statements, including the related notes thereto, and other financial information included herein. The information in this Report includes forward-looking statements. In addition, past operating results are not necessarily indicative of the results to be expected for future periods. See "Note Concerning Forward-Looking Statements" and "Item 1—Business—Cautionary Information Regarding Forward-Looking Statements".

Overview

        Scheid Vineyards Inc. is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of wine grape vineyards on the Central Coast of California. Of this total, approximately 4,400 acres are operated for the Company's own account and 1,600 acres are operated under management contracts for others. All of the properties currently operated by the Company are located in Monterey and San Benito Counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

        The Company currently produces 15 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah. The majority of the Company's wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients. In 2002, the Company sold approximately 79% of its wine grapes under such supply agreements to 24 different wineries. The Company also converts a portion of its grapes, approximately 9% in 2002, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market. The Company also sells a portion of its grapes, approximately 12% in 2002, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set fee per acre.

        In 2002, the Company harvested approximately 17,550 tons of wine grapes, a 25% increase from the 2001 harvest of 14,000 tons, primarily due to an approximately 15% increase in acres that are in full production.

        The Company's largest winery client is Diageo Chateau & Estate Wines Company, a subsidiary of Diageo plc ("Diageo"), a global premium drinks business and the eleventh largest U.S. winery in terms of 2002 case shipments. The Company has had grape purchase contracts with Diageo and its predecessors since 1972. Contracts with Diageo cover 55% of the Company's currently producing acreage and accounted for approximately 74% and 76% of the Company's 2002 and 2001 total revenues, respectively. The terms of the purchase contracts with Diageo extend to between 2003 and 2014. In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003. The Company is currently looking at other potential winery clients to replace Diageo on this acreage, as well as holding discussions with Diageo regarding the renegotiation of the contract. The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurance that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have less favorable terms. The remaining purchase contracts with Diageo, covering approximately 41% of the Company's acreage, extend to 2006 and 2014 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination. The Company is substantially dependent on Diageo and termination of these contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

        SVI also provides vineyard management services pursuant to management contracts with two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.). Under this arrangement, the Company provides its farming services for a set fee per acre. In 2002, vineyard management services related to approximately 1,600 acres accounted for approximately 4% of the Company's total revenues.

        A significant portion of the Company's projected tons for 2003 are covered by purchase contracts and prices under these contracts are similar to those paid in 2002. The price for Chardonnay showed the most change, with a decrease in the anticipated average price per ton of approximately 8%. Although the prices for contracted grapes remain strong, prices for uncontracted grapes throughout the industry have been affected by supply outpacing demand. The largest drop in prices has occurred in the Central Valley, an area which produces more than 70% of the state's wine grapes and whose production is largely destined for the generic and jug wine market. Prices for grapes in the coastal regions, however, have also been affected. During the 2002 harvest, spot market prices for uncontracted grapes in Monterey County decreased from 2001 levels. The majority of grapes that were not contracted, in particular Cabernet Sauvignon, were difficult to market, and some blocks of fruit were not picked. With new vineyards coming into production, yield enhancements through technological advances and other factors, pricing pressure is expected to continue and it is difficult to predict when the demand for certain grape varieties will be in balance with supply. The Company anticipates that the prices it may receive for grapes which are currently not contracted could be significantly less than the prices it will receive for contracted grapes.

        At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2003	720	17.7%
2004	110	2.7
2005	40	1.0
2006	1,405	34.4
2007	50	1.2
2008	70	1.7
2009	0	0.0
2010	0	0.0
2011	120	2.9
2012	20	0.5
2013	70	1.7
2014	325	8.0
Uncontracted	675	16.6
Non-Producing	475	11.6

Total	4,080	100.0%

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

Critical Accounting Policies Used in Financial Statements

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates and judgements are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The principal accounting issues which management believes are the most critical to aid in fully understanding and evaluating the Company's reported financial results are the carrying value, capitalization policy and depreciable life of its long-lived assets, primarily its vineyards. Costs capitalized as vineyards assets include the cost of acquiring the underlying land, vineyard improvements (which include, among other costs, the costs of the vines, the trellis and irrigation systems and pre-productive labor and materials), and interest paid during the development period. The carrying value and depreciable life associated with these vineyard assets is periodically reviewed by management to ascertain the validity of amounts recorded in the financial statements. These review procedures include analyzing estimates of future cash flows, comparisons of carrying value with bank appraisals and recent sales of similar vineyards, and analysis of the condition, productivity and estimated remaining life of the vineyard.

        The underlying value of vineyard properties is primarily determined by (i) the geographic location of the vineyard, (ii) the varieties planted, (iii) the design, condition and age of the vineyard, (iv) the general state of the wine grape industry, and (v) contracts for the sale of the grape production. A significant change in the condition of the Company's vineyards, the general state of the wine industry (particularly the demand for the coastal grapes the Company produces), or the Company's ability to contract its grape production to wineries, could have a material adverse affect on the carrying values and lives of its vineyard assets as well as the Company's operating results for the period or periods when the change occurs. During the year ended December 31, 2002 and 2001 the Company wrote down the value of under performing portions of its vineyard improvements in the amounts of $1,040,000 and $195,000, respectively.

Results of Operations—Years Ended December 31, 2002 and 2001

        The following table sets forth certain statement of operations data for the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
	(in thousands)
Revenues:
Sales	$23,232	$20,678
Vineyard management, services and other fees	1,051	1,011

Total revenues	24,283	21,689
Cost of sales	14,283	11,684

Gross profit	10,000	10,005
General and administrative expenses	4,060	3,960
Write-down of vineyard improvements	1,040	195
Partnership income	(263)	—
Relocation expenses	—	659
Interest expense, net	1,032	984

Income before provision for income taxes	4,131	4,207
Provision for income taxes	1,673	1,707

Net income	$2,458	$2,500

        Revenues.    SVI derives its revenues from four sources: (i) sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company's tasting room. Sales (which are comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased to $23,232,000 in the year ended December 31, 2002 from $20,678,000 in the 2001 period, an increase of $2,554,000 or 12%.

        Revenue from grape sales increased by 14% to $22,111,000 for the year ended December 31, 2002 from $19,437,000 in 2001, an increase of $2,674,000. Overall, tons harvested for the Company's own account increased by about 25%, with approximately 17,550 tons harvested in 2002 compared to 14,000 tons in 2001. Of the total tons harvested, approximately 1,600 tons in 2002 were converted to bulk wine compared to 1,300 tons in 2001. The increase in tons harvested in 2002 was primarily due to 15% more acres in partial or full production in 2002 as compared to 2001.

        Revenue from sales of bulk wine decreased 19% to $747,000 for the year ended December 31, 2002 from $921,000 in the 2001 period, a decrease of $174,000. The decrease in sales of bulk wine was due primarily to the timing of the sales of bulk wine under contract during 2002 and 2001.

        Revenue from the sale of wine and wine-related merchandise was $374,000 for the year ended December 31, 2002 as compared to $320,000 in the 2001 period, an increase of $54,000 or 17%.

        Revenue from vineyard management, services and other fees increased to $1,051,000 for the year ended December 31, 2002 from $1,011,000 in the 2001 period, an increase of $50,000 or 5%. The increase was due primarily to increases in equipment rentals and custom harvest fees.

        Gross Profit.    Gross profit for the year ended December 31, 2002 was $10,000,000 compared to $10,005,000 for the year ended December 31, 2001, a decrease of $5,000.

        Gross margin on grape sales decreased to 42% in 2002 as compared to 46% in 2001. The decrease in margin was primarily due to a decrease in the average price per ton that the Company received for its grape production, from $1,529 in the 2001 harvest to $1,386 in the 2002 harvest, a decrease of approximately 9%. Although the prices the Company received for its grape production that is contracted long-term remained relatively stable, the prices the Company received for grapes sold on the spot market were substantially lower. See "Description of Business—The Company's Grape Production Operations—Grape Sales—Pricing."

        Gross margin on the sale of bulk wine was reduced substantially in 2002. The Company recognized gross profit on the sale of its bulk wine of $228,000 in 2001 as compared to a loss on bulk wine in 2002 of $157,000. Due to a decrease in the prices of available bulk wine in 2002, the Company wrote down its 2001 bulk wine inventory by $140,000 in 2002.

        Costs associated with the provision of management services are reimbursed by the Company's clients, therefore, no cost of sales is deducted in determining gross profit on these services.

        General and Administrative Expenses.    General and administrative expenses increased 3% to $4,060,000 for the year ended December 31, 2002 from $3,960,000 in the 2001 period, an increase of $100,000. The increase was due primarily to an increase in salaries and benefits for executive and administrative personnel, offset in part by decreases in professional fees.

        Write-down of Vineyard Improvements.    During the year ended December 31, 2002 the Company wrote down the value of under performing portions of its vineyard improvements in the amount of $1,040,000, representing approximately 150 acres, as compared to a write down in 2001 of $195,000, representing approximately 20 acres.

        Income From Related Partnership.    During the year ended December 31, 2002, the Company recognized income of $263,000 from a related partnership. The Company is the 20% general partner of TESH Partners, L.P. which owned an office building in Marina del Rey, California. The limited partners of the partnership are the four children of the Chairman of the Company, two of whom are executive officers and directors of the Company. The Company leased office space in the building until the relocation of its executive offices to Salinas, California in 2001, at which time the office building was offered for sale. Completion of the sale occurred in April 2002.

        Relocation Expenses.    In June 2001, the Company relocated its executive offices from Marina del Rey, California to 305 Hilltown Road, Salinas, California. The purpose of the relocation was to place the Company's executive office in closer proximity to the Company's vineyards. In conjunction with the relocation, certain of the Company's employees were given a relocation package, including monetary payments intended to reimburse such employees for the time and expenses associated with their move, and other employees who did not relocate were given a severance package. The total one-time expense of relocating the executive offices, including relocation packages, severance packages, and moving expenses, was approximately $659,000.

        Interest Expense, Net.    Net interest expense was $1,032,000 for the year ended December 31, 2002 as compared to $984,000 in the 2001 period, an increase of $48,000, and is comprised of the following:

	2002	2001
Interest expense	$1,177,000	$1,776,000
Less capitalized interest	(126,000)	(786,000)

Interest expense, net of amount capitalized	1,051,000	990,000
Interest income	(19,000)	(6,000)

Interest expense, net	$1,032,000	$984,000

        Total interest expense decreased primarily as a result of decreased borrowings and lower average interest rates in 2002. However, because capitalized interest decreased in the 2002 period due to decreased expenditures for vineyard acreage being improved or developed, the Company's net interest expense increased from 2001 to 2002.

        Provision for Income Taxes.    The provision for income taxes was $1,673,000 for the year ended December 31, 2002 as compared to $1,707,000 in 2001.

        Net Income.    Net income was $2,458,000 for the year ended December 31, 2002 as compared to $2,500,000 in the 2001 period.

Liquidity and Capital Resources

        SVI's primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. Cash generated from operations has not been sufficient to satisfy all of the Company's working capital and capital expenditure needs. As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings. Working capital at December 31, 2002 was $8,013,000 as compared to $8,173,000 at December 31, 2001, a decrease of $160,000. The decrease in working capital from 2001 to 2002 was primarily due to a decrease in cash in banks and accounts receivables, offset by an increase in bulk wine inventories.

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

        The Company currently has borrowing under facilities that provide both short-term and long-term funds. The Company's "crop" line has maximum credit available of $15,000,000 and is intended to finance the Company's anticipated working capital needs. This crop line expires July 5, 2004 and is secured by crops and other assets of the Company. Interest on the borrowings is due quarterly at the bank's reference rate or the LIBOR rate plus 1.75%. At December 31, 2002, the weighted average interest rate on borrowings of $2,000,000 under this line was 4.50%. The borrowings on the crop line at December 31, 2002 were repaid in January 2003.

        The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards. At December 31, 2002, the outstanding amount owed by the Company under these facilities was $5,606,000. Interest on the borrowings is due quarterly at the bank's reference rate or the LIBOR rate plus 2.25%. At December 31, 2002, the weighted average interest rate on these facilities was 3.98%.

        The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards. At December 31, 2002, the outstanding amount owed by the Company under these facilities was $14,400,000. Interest on the borrowings is due quarterly at the bank's reference rate or the LIBOR rate plus 2.10%. At December 31, 2002, the weighted average interest rate on these facilities was 4.50%.

        The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company. Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit. At December 31, 2002, the maximum available balance and outstanding balance on this line of credit was $3,674,000. This line bears interest at the bank's reference rate minus 0.50% (1.92% at December 31, 2002) and is repayable in six annual installments which began in January 2000. The note is secured by a letter of credit provided by the client and by the Company's management contract. The management contract provides for the Company's client to make payment of the annual principal installments under this line as and when they become due.

        The Company's principal credit facilities bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy other financial tests. At December 31, 2002, the Company was in compliance with all covenants.

        Although no assurances can be given, management believes that the Company's anticipated working capital levels and borrowing capabilities will be adequate to meet the Company's currently anticipated liquidity needs during the fiscal year ending December 31, 2003. At March 28, 2003, the Company had $15,000,000 in borrowing availability under its crop line of credit.

        Management expects that capital requirements will result in the expenditure of the Company's available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary. The Company's planned vineyard development and improvements are expected to require approximately $3.5 million in capital investment over the next three years. In addition, the Company expects to invest approximately $1.0 million in equipment purchases. Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

        Cash provided by operating activities was $7,740,000 for the year ended December 31, 2002, compared to $5,982,000 for the same period in 2001, an increase of $1,758,000. The increase was primarily due to an increase in net income before the effect of depreciation, amortization and abandonments of approximately $1,467,000 and deferred income taxes of $560,000.

        Cash used in investing activities was $1,410,000 for the year ended December 31, 2002, compared to $3,930,000 for the same period in 2001, a decrease of $2,520,000. The decrease was principally the result of reduced expenditures for the ongoing development of approximately 1,300 acres of new vineyards and improvements to the Company's existing vineyards. Expenditures for development of vineyards are substantially incurred in the first two years of development. A large amount of these acres became productive in 2001 and 2002.

        Cash used in financing activities was $7,209,000 for the year ended December 31, 2002, compared to cash provided by financing activities of $1,632,000 for the same period in 2001, a change of $8,841,000. Net repayments under the Company's long-term credit lines were $7,124,000 in 2002, as compared to net borrowings of $1,740,000 in 2001. The borrowings in 2001 were used primarily for expenditures to fund vineyard development, primarily on the Company's newest development, a 740-acre vineyard which the Company began developing in the fourth quarter of 1998. Expenditures on this vineyard were substantially reduced in 2002.

Disclosures Regarding Contractual Obligations and Commitments

        The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows:

Payments Due by Year	Long-Term Debt	Long-Term Land Leases	Total
2003	$1,624,000	$986,000	$2,610,000
2004	3,624,000	889,000	4,513,000
2005	7,832,000	878,000	8,710,000
2006	600,000	878,000	1,478,000
2007	600,000	878,000	1,478,000
2008	11,400,000	878,000	12,278,000
2009	—	878,000	878,000
2010	—	645,000	645,000
2011	—	645,000	645,000
2012	—	645,000	645,000
Thereafter	—	6,074,000	6,074,000

Total	$25,680,000	$14,274,000	$39,954,000

Dividends and Distributions

        The Company has not paid any cash dividends to date. The Company intends to retain its future earnings, if any, and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future. In addition, the Company's principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

ITEM 7. FINANCIAL STATEMENTS.

        The audited financial statements of the Company are set forth in this Report beginning on page 28.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Scheid Vineyards Inc.:

        We have audited the accompanying consolidated balance sheets of Scheid Vineyards Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP Los Angeles, California February 28, 2003

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

		December 31,
	Notes	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$7,065	$7,944
Accounts receivable, trade		1,722	1,907
Accounts receivable, other		167	145
Inventories	3	1,698	1,369
Supplies, prepaid expenses and other current assets		505	530
Current portion of long-term receivable	5	525	525

Total current assets		11,682	12,420
PROPERTY, PLANT AND EQUIPMENT, net	4,7	51,174	53,511
LONG-TERM RECEIVABLE	5	3,149	3,674
OTHER ASSETS, net		950	891

		$66,955	$70,496

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	7	$1,624	$1,624
Accounts payable and accrued liabilities		805	963
Accrued interest payable		9	13
Income taxes payable		1,190	1,057
Deferred income taxes	10	41	50

Total current liabilities		3,669	3,707
LONG-TERM DEBT, net of current portion	7	24,056	31,180
DEFERRED INCOME TAXES	10	3,968	2,805

Total liabilities		31,693	37,692

COMMITMENTS AND CONTINGENCIES	11
STOCKHOLDERS' EQUITY:	6,12,13,14
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding		—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,248,755 and 2,154,455 shares outstanding in 2002 and 2001, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,226,115 and 3,321,115 shares issued and outstanding in 2002 and 2001, respectively		7	7
Additional paid-in capital		21,868	21,868
Retained earnings		18,886	16,428
Less: treasury stock; 1,171,558 Class A Common Stock at cost in 2002 and 2001		(5,499)	(5,499)

Total stockholders' equity		35,262	32,804

		$66,955	$70,496

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

		Year Ended December 31,
	Notes	2002	2001
REVENUES:
Sales		$23,232	$20,678
Vineyard management, services and other fees		1,051	1,011

Total revenues		24,283	21,689
COST OF SALES		14,283	11,684

GROSS PROFIT		10,000	10,005
General and administrative expenses		4,060	3,960
Write-down of vineyard improvements		1,040	195
Relocation expenses	8	—	659
Income from related partnership	9	(263)	—
Interest expense, net		1,032	984

INCOME BEFORE PROVISION FOR INCOME TAXES		4,131	4,207
PROVISION FOR INCOME TAXES	10	1,673	1,707

NET INCOME		$2,458	$2,500

BASIC AND DILUTED EARNINGS PER SHARE	2	$0.45	$0.46

WEIGHTED AVERAGE SHARES OUTSTANDING	2	5,475	5,489

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,458	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and abandonments	4,298	2,831
Deferred income taxes	1,154	594
Changes in operating assets and liabilities:
Accounts receivable, trade	185	(381)
Accounts receivable, other	(22)	624
Inventories	(329)	(789)
Supplies, prepaid expenses and other current assets	25	30
Accounts payable and accrued liabilities	(162)	115
Income taxes payable	133	458

Net cash provided by operating activities	7,740	5,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Proceeds from sale of property, plant and equipment	12	133
Additions to property, plant and equipment	(1,973)	(4,534)
Other assets	26	(54)

Net cash used in investing activities	(1,410)	(3,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	13,550	21,947
Repayment of long-term debt	(20,674)	(20,207)
Loan fees paid	(85)	(108)

Net cash (used in) provided by financing activities	(7,209)	1,632

(Decrease) increase in cash and cash equivalents	(879)	3,684
CASH AND CASH EQUIVALENTS, beginning of year	7,944	4,260

CASH AND CASH EQUIVALENTS, end of year	$7,065	$7,944

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Common Stock Outstanding
	Number of Class A Shares	Number of Class B Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares
BALANCE, January 1, 2001	2,153,755	3,374,100	$7	$21,868	$14,097	$(5,499)
Repayment of note receivable with common stock (Note 14)	—	(52,985)	—	—	(169)	—
Net income	—	—	—	—	2,500	—

BALANCE, December 31, 2001	2,153,755	3,321,115	7	21,868	16,428	(5,499)
Conversion of Class B to Class A common shares (Note 12)	95,000	(95,000)	—	—	—	—
Net income	—	—	—	—	2,458	—

BALANCE, December 31, 2002	2,248,755	3,226,115	$7	$21,868	$18,886	$(5,499)

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

1. ORGANIZATION AND BASIS OF PRESENTATION

        Organization—The principal business of the Company is the production of premium varietal wine grapes. The Company currently operates approximately 6,000 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

        The majority of the Company's wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients. The terms of these contracts extend to between 2003 to 2014. The largest set of these contracts with a single winery client covers approximately 55% of the Company's currently producing acreage at December 31, 2002 and accounted for approximately 74% and 76% of the Company's total revenues in 2002 and 2001, respectively. In 2001, this client delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003. The remaining purchase contracts with this winery client, covering approximately 41% of the Company's acreage, extend to 2006 and 2014 and have an "evergreen" renewal provision whereby the contract continues unless either party gives a three-year advance written notice of termination.

        Basis of Presentation—The Company conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation. All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, substantially all cash balances were on deposit with the Company's major bank.

        Inventories—Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Cost includes the cost of grown grapes, harvesting, production, aging and bottling, and tasting room merchandise. Bulk and bottled wine inventories are classified as current assets in accordance with recognized trade practice although certain inventories will be aged for periods longer than one year. Crop costs associated with farming vineyards prior to the harvest are deferred and recognized in the year the grapes are harvested. On a quarterly basis, the Company evaluates the cost of its inventories and reduces such inventories to market if required.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years. Development costs incurred during the development period of a vineyard including related interest are capitalized. Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year. Any revenue generated prior to a vineyard becoming commercially productive reduces the capitalized cost of the vineyard. Capitalized costs were reduced by revenues totaling $363,000 in 2001. The Company capitalized interest totaling $126,000 and $786,000 in 2002 and 2001, respectively.

        Revenue Recognition—The Company generally recognizes revenue from grape and bulk wine sales upon delivery to the winery. The Company does not have any allowance for returns because grapes are tested and accepted upon delivery. Vineyard management and other services are recognized as provided. Substantially all revenues of the Company are derived from customers within the United States.

        Fair Value of Financial Instruments—The fair values of accounts receivable and accounts payable approximate book value because of their short duration. Long-term receivables and long-term debt approximate book value because such financial instruments have variable, market driven, interest rates.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from reported amounts of assets, liabilities, revenues and expenses.

        Accounting for Impairment or Disposal of Long-Lived Assets—In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The Company adopted this statement on January 1, 2002. The statement requires that an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. The impairment loss is measured by the difference between the carrying amount and fair value of the asset. After the harvest of 2002, the Company determined that a portion of one of its vineyards was not economically productive and wrote off its carrying value in the amount of $1,040,000. A similar impairment write-down in the amount of $195,000 was taken in 2001.

        Earnings Per Share and Classes of Common Stock—Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented (Note 12). The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company's Class A Common Stock during the year. The number of such options was 152,000 and 139,000 for the years ended December 31, 2002 and 2001, respectively.

        Stock Compensation—The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

        SFAS No. 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and net income per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years following vesting; 49% and 51% stock price volatility in 2002 and 2001, respectively; weighted average risk free rate of return of 4.4% and 4.5% in 2002 and 2001, respectively; and no dividends during the expected term. Forfeitures are recognized as they occur.

        If the computed fair values of the Company's stock option awards had been amortized to expense over the vesting period of the awards, net income for the years ended December 31, 2002 and 2001 would have been reduced to the pro forma amounts indicated below.

	Year Ended December 31,
	2002	2001
Net income:
As reported	$2,458,000	$2,500,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(64,000)	(99,000)

Pro forma	$2,394,000	$2,401,000

Net income per share (Basic and Diluted):
As reported	$0.45	$0.46
Pro forma	$0.44	$0.44

        New Financial Accounting Standards—In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by the FASB's Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

        The adoption of both of these pronouncements on January 1, 2003 are not expected to have an impact on the Company's consolidated results of operations or financial position.

3. INVENTORIES

        Inventories consist of the following:

	December 31,
	2002	2001
Deferred crop costs	$457,000	$419,000
Bulk and bottled wine	1,214,000	923,000
Tasting room merchandise	27,000	27,000

Total	$1,698,000	$1,369,000

4. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

	December 31,
	2002	2001
Land and buildings	$6,618,000	$6,618,000
Vineyard improvements	49,428,000	40,308,000
Vineyard improvements under development	4,839,000	14,354,000
Machinery and equipment	6,994,000	6,517,000

Total	67,879,000	67,797,000
Less accumulated depreciation and amortization.	16,705,000	14,286,000

Property, plant and equipment—net	$51,174,000	$53,511,000

5. LONG-TERM RECEIVABLE

        The Company has a contract to redevelop and manage certain vineyards owned or controlled by a major client. The contract originally called for the expenditure of approximately $7,500,000 over a three-year period. The funds for this project were borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7). The interest rate and payment terms of this receivable are the same as the related note payable. The note payable to the bank is secured by a letter of credit provided by the client and by the management contract. The contract calls for the payment of this receivable by the client's payment of the six annual principal installments under the line, beginning January 5, 2000. At December 31, 2002, the receivable was due as follows: $525,000 in 2003, $525,000 in 2004, and $2,624,000 in 2005. The redevelopment of the property was completed in 1999 and the Company continues to manage the operations of the vineyard for the client.

6. CROP LINE OF CREDIT

        The Company has a crop line of credit with a bank which currently provides for maximum borrowings of $15,000,000 through July 5, 2004. Borrowings are secured by crops and other assets with interest due quarterly at the bank's reference rate or the LIBOR rate plus 1.75%. At December 31, 2002, the weighted average interest rate on outstanding borrowings of $2,000,000 under this line was

4.50%. There was $7,500,000 outstanding under the Company's crop line of credit at December 31, 2001.

        The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth and current working capital amounts. At December 31, 2002, the Company was in compliance with all covenants.

7. LONG-TERM DEBT

        Long-term debt consists of the following:

	December 31,
	2002	2001
Crop line of credit (see Note 6)	$2,000,000	$7,500,000
Note payable to bank, principal due in annual installments of $214,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.08% at December 31, 2002)	1,500,000	1,714,000
Note payable to bank, principal due in annual installments of $96,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (3.80% at December 31, 2002)	970,000	1,066,000
Note payable to bank, principal due in annual installments of $114,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.08% at December 31, 2002)	2,161,000	2,275,000
Note payable to bank, principal due in annual installments of $75,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (3.80% at December 31, 2002)	975,000	1,050,000
Note payable to bank, principal due in annual installments of $178,000 through June 5, 2008, secured by a trust deed on 1,063 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (4.50% at December 31, 2002)	4,272,000	4,450,000
Note payable to bank, principal due in annual installments of $422,000 through June 5, 2008, secured by a trust deed on 775 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (4.50% at December 31, 2002)	10,128,000	10,550,000

Note payable to bank represents borrowings on a $7,500,000 line of credit, which bears interest at the bank's reference rate less 0.50% (1.92% at December 31, 2002). The note is secured by a letter of credit provided by a major client, and is used for costs incurred for the redevelopment of certain vineyards owned by the client (see Note 5). Principal due in six annual installments which began January 2000	3,674,000	4,199,000

Total	25,680,000	32,804,000
Less current maturities	1,624,000	1,624,000

Long-term portion	$24,056,000	$31,180,000

        Principal payments required on long-term debt (including the crop line of credit—Note 6) for each of the next five years ending December 31 are as follows:

2003	$1,624,000
2004	3,624,000
2005	7,832,000
2006	600,000
2007	600,000
Thereafter	11,400,000

Total	$25,680,000

        Substantially all of the Company's assets serve as collateral for long-term debt. In addition, the credit facilities and notes contain various financial covenants, including minimum tangible net worth and current working capital amounts. At December 31, 2002, the Company was in compliance with all covenants.

8. RELOCATION EXPENSES

        In connection with the relocation of the Company's executive offices in June 2001, the Company incurred $659,000 of costs consisting primarily of relocation payments to employees intended to reimburse such employees for the time and expenses associated with their move, and severance packages to other employees who did not relocate.

9. INCOME FROM RELATED PARTNERSHIP

        In April 2002, the Company recognized income of $263,000 from a related partnership. The Company was the 20% general partner of TESH Partners, L.P. ("TESH") which owned an office building in Marina del Rey, California. The limited partners of the partnership are the four children of the Chairman of the Company, two of whom are executive officers and directors of the Company. The Company leased office space in the building until the relocation of its executive offices to Salinas, California in 2001, at which time the office building was offered for sale. The partnership was terminated subsequent to the sale of the building.

10. INCOME TAXES

        Significant components of the Company's net deferred income tax assets and liabilities are as follows:

	December 31,
	2002	2001
Current deferred income tax assets:
State income taxes	$76,000	$68,000
Current deferred income tax liabilities:
Prepaid expenses	(117,000)	(118,000)

Net current deferred income tax liability	$(41,000)	$(50,000)

	December 31,
	2002	2001
Long-term deferred income tax assets:
Deferred state income taxes	$300,000	$210,000
Long-term deferred income tax liabilities:
Depreciation	(4,268,000)	(3,015,000)

Net long-term deferred income tax liability	$(3,968,000)	$(2,805,000)

        The provision for income taxes is as follows:

	Year Ended December 31,
	2002	2001
Current:
Federal	$408,000	$914,000
State	111,000	199,000

Total	519,000	1,113,000

Deferred:
Federal	893,000	414,000
State	261,000	180,000

Total	1,154,000	594,000

Total provision for income taxes	$1,673,000	$1,707,000

        The Company's effective income tax rate differs from the federal statutory income tax rate due to the following:

	Year Ended December 31,
	2002	2001
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.9	6.0
Other	0.6	0.6

Total	40.5%	40.6%

11. COMMITMENTS AND CONTINGENCIES

        Lease Obligations—The Company has various operating lease agreements for office space and farm land. Through September 30, 2001, the Company leased office space from TESH at a rental rate of $124,000 per year. In connection with the relocation of the Company's executive office (see Note 8), the Company entered into a three-year lease for new office space and the lease with TESH was canceled on September 30, 2001. Rental payments to TESH totaled $93,000 in 2001.

        Farm land leases cover approximately 2,600 acres with initial terms ranging from 24 to 30 years. The land leases provide for options to renew ranging from 10 to 20 years and contain provisions for rent adjustments based upon the prevailing market rate, Consumer Price Index, or revenue generated by the property, and also provide for payments of taxes, insurance and maintenance costs.

        Aggregate minimum rental payments for each of the next five years ending December 31 are as follows:

2003	$986,000
2004	889,000
2005	878,000
2006	878,000
2007	878,000
Thereafter	9,765,000

Total	$14,274,000

        Rent charged to operations was $892,000 and $817,000 for the years ended December 31, 2002 and 2001, respectively. Rent capitalized into vineyard development was $103,000 and $321,000 for the years ended December 31, 2002 and 2001, respectively.

        Pension Plans—The Company has two 401(k) Profit Sharing Plans. The first plan is for the benefit of the Company's employees who are covered by the United Farm Workers of America Collective Bargaining Agreement. All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period. The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code. The

Company's contribution to the union employees' plan amounted to $57,000 and $61,000 for the years ended December 31, 2002 and 2001, respectively.

        The second plan covers the Company's non-union employees. All non-union employees of the Company are eligible to participate in the plan after one year of employment. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code. The Company's contribution to this plan amounted to $56,000 and $49,000 for the years ended December 31, 2002 and 2001, respectively.

12. COMMON STOCK

        Rights—Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes on all matters submitted to a vote of the stockholders. The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors of the Company, rounded up to the nearest whole number, and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically upon transfer to a person other than certain specified persons. Except for the differing voting rights, the shares of Class A and Class B common stock have substantially identical rights, preferences and privileges.

        Warrants—The Company granted the representative of the underwriters of its initial public offering in 1997 warrants to purchase 200,000 shares of common stock at an exercise price of $14.00 per share. The warrants expired July 24, 2002.

        Conversion of Shares—During the year ended December 31, 2002 two non-employee children of the Chairman of the Board converted a total of 95,000 Class B Common Shares into Class A Common Shares.

13. STOCK OPTION PLAN

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

        The following summarizes stock option activity for the periods presented:

	Shares	Weighted Average Exercise Prices
Outstanding, January 1, 2001	144,000	$6.71
Granted	17,000	$3.00
Cancelled	(5,000)	$4.27

Outstanding, December 31, 2001	156,000	$6.38
Granted	9,000	$3.49
Cancelled	(2,000)	$3.35

Outstanding, December 31, 2002	163,000	$6.26

	Range of Exercise Prices at December 31, 2002
	Under $4.00	$4.00-$9.99	$10.00
Options outstanding	31,000	72,000	60,000
Weighted average exercise price of options outstanding	$3.41	$4.42	$10.00
Options exercisable	15,229	70,438	60,000
Weighted average exercise price of options exercisable.	$3.61	$4.42	$10.00
Weighted average fair value of options granted in 2002	$1.68	None	None
Weighted average remaining contractual life	8.7 years	5.0 years	4.5 years

14. SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosures to the statements of cash flows are as follows:

	Year Ended December 31,
	2002	2001
Interest paid (net of amount capitalized)	$1,055,000	$1,036,000
Income taxes paid (net of refunds)	$386,000	$655,000

        In March 2001, an officer/stockholder of the Company repaid a note and related accrued interest to the Company by tendering 52,985 shares of Company's Class B Common Stock valued at $169,000. The shares were subsequently canceled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

        Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information required by this Item is set forth under the captions "Proposal No. 1—Election of Directors—Information Concerning the Nominees" and "—Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 10. EXECUTIVE COMPENSATION.

        The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits

Exhibit Number
2.1	Exchange and Contribution Agreement, dated as of July 29, 1997, among Registrant and certain affiliated entities and stockholders of Registrant (incorporated by reference to Exhibit number 2.1 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).
3.1a	Certificate of Incorporation (incorporated by reference to Exhibit number 3.1a to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999).
3.1b	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit number 3.1b to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit number 3.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999).

4.1	Warrant Agreement, dated as of July 30, 1997, by and among the Company, Cruttenden Roth Incorporated, Laidlaw Equities, Inc. and Rodman & Renshaw, Inc (incorporated by reference to Exhibit number 4.1 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).
4.2	Form of Certificate Evidencing Ownership of Class A Common Stock of Scheid Vineyards Inc (incorporated by reference to Exhibit number 4.2 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).
4.3	Form of Certificate Evidencing Ownership of Class B Common Stock of Scheid Vineyards Inc. (incorporated by reference to Exhibit number 4.3 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 filed July 3, 1997).
10.1	1997 Stock Option/Stock Issuance Plan, as amended and restated through March 10, 1998 (incorporated by reference to Exhibit number 10.1 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).(2)
10.2a	Lease, dated as of January 1, 1997, by and among Sam Avila and Margaret J. Avila, as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Laberere, and Sam Avila, and Margaret J. Avila, and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.3 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.2b	First Amendment to Lease as of March 31, 1998, by and between Sam Avila and Margaret J. Avila, as Trustees Under Declaration of Trust dated August 16, 1989; Margaret J. Avila and Valarie Bassetti (also known as Valerie Bassetti), as Successor Co-Trustees of the Testamentary Trust of Joseph Laberere, Deceased; and Sam Avila (also known as Samuel R. Avila, Jr.) and Margaret J. Avila, husband and wife, (all of the above persons and entities are collectively called "Lessor"); and Scheid Vineyards California Inc. (formerly known as Scheid Vineyards and Management Co.), a California corporation ("Lessee")(incorporated by reference to Exhibit number 10.1 to Registrants Form 10-QSB for the quarterly period ended June 30, 1999 filed August 12, 1999).
10.3	Lease, dated as of January 1, 1996, by and between Echenique Ranch and Scheid Vineyards and Management Co., as amended by a Letter Agreement dated March 29, 1996 (incorporated by reference to Exhibit number 10.4 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.4	Land Lease by and between William McHenry Bland and Monterey Farming Corporation and Addendum to Land Lease, dated September 26, 1973, by and between William McHenry Bland and Monterey Farming Corporation (incorporated by reference to Exhibit number 10.5 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.5	Lease, dated September 27, 1979, by and among Luis Echenique, Francis D. Echenique, Ricardo Echenique and Monterey Farming Corporation, as amended by (i) a Memorandum of Lease, dated September 27, 1979, (ii) an Amendment to Memorandum of Lease, dated September 4, 1987, (iii) a First Amendment to Lease, dated September 4, 1987, and (iv) a Second Amendment of Lease, dated September 4, 1987 (incorporated by reference to Exhibit number 10.6 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.6†	Vineyard Management Agreement, dated as of January 1, 1997, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.7 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.7†	Vineyard Management Agreement, dated as of January 1, 1996, by and among Scheid Vineyards and Management Co., Canandaigua West, Inc. and Canandaigua Wine Company, Inc. (incorporated by reference to Exhibit number 10.8 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.8†	Grape Purchase Agreement, dated April 15, 1998, between Scheid Vineyards California Inc. and International Distillers and Vintners North America, Inc. (incorporated by reference to Exhibit numbers 10.1 and 99 to Registrant's Report on Form 10-QSB for the quarterly period ended June 30, 1998 filed August 13, 1998).
10.9	Collective Bargaining Agreement, for the period January 25, 2002 to December 31, 2006, between Scheid Vineyards Inc. and The United Farm Workers of America, AFL-CIO (incorporated by reference to Exhibit number 10.9 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2001 filed March 29, 2002).
10.10a†	Vineyard Development and Management Agreement, dated as of December 1, 1995, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.12 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.10b	Amendment No. 1 to Vineyard Development and Management Agreement, dated as of March 28, 1997, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.11b to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).(1)
10.11	Agricultural Credit Agreement (General Term Loan), dated October 6, 1994, between Vineyard Investors 1972 and Sanwa Bank California (incorporated by reference to Exhibit number 10.15 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.11a	Amendment to Credit Agreement [L31-L36] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrants Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).
10.12	Business Loan Agreement, dated as of March 28, 1997, between Scheid Vineyards and Management Co. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit number 10.20 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.13†	Long Term Grape Purchase Contract, dated February 12, 1973, between Monterey Farming Corporation and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) a Letter Agreement, dated May 14, 1990, and (iii) an Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993, between Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.21 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.14†	Long Term Grape Purchase Contract, dated December 21, 1972, between Vineyard Investors 1972 and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) an Amendment to Long Term Grape Purchase Contract, dated April 19, 1988, between Vineyard Investors 1972 and Heublein, Inc., (iii) a Second Amendment to Long Term Grape Purchase Contract, dated June 2, 1988, (iv) a Third Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993 and (v) a letter agreement, dated April 6, 1990 (incorporated by reference to Exhibit number 10.22 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.15†	Long Term Grape Purchase Contract, dated February 12, 1973, between Monterey Farming Corporation, as General Partner on behalf of Vineyard 405, and Almaden Vineyards, Inc., as amended by (i) a certain Memorandum of Understanding, dated August 6, 1987, and (ii) an Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993, between Vineyard 405 and Heublein, Inc. (incorporated by reference to Exhibit number 10.23 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.16†	Long Term Wine Grape Purchase Agreement, dated as of March 12, 1993, by and between Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.24 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.17†	Grape Purchase Agreement, dated as of April 1, 1996, by and between Scheid Vineyards and Management Co. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.25 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.18†	Grape Purchase Agreement, dated July 1, 1996, by and among Scheid Vineyards and Management Co., Stephen Dooley Wine Co., Inc. and The Chalone Wine Group, Ltd. (incorporated by reference to Exhibit number 10.26 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.19	Alternating Winery Agreement, dated November 30, 1995, by and between Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.27 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.20	Winery Services Agreement, dated January 1, 1996, by and between Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.28 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.21	Standard Office Lease, dated July 1, 1999, by and between Scheid Vineyards California Inc. and Tesh Partners, L.P. (incorporated by reference to Exhibit number 10.21 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed March 13, 2000).
10.22†	Lease, dated as of October 18, 1998 between Scheid Vineyards California Inc. and California Orchard Company (incorporated by reference to Exhibit number 10.22 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999.)
10.23	Amended and Restated Buy-Sell Agreement, dated as of December 31, 1997, by and among Scheid Vineyards Inc. and holders of Class B Common Stock (incorporated by reference to Exhibit number 10.24 to Registrant's Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).
10.24	Joint Agreement, dated as of November 7, 1997, by and among Samuel R. Avila (also known as Sam Avila) and Margaret J. Avila, individually and as trustees under declaration of trust dated August 19, 1989, and Margaret J. Avila and Valarie Bassetti (also known as Valerie Bassetti), as successor co-trustees of the testamentary trust of Joseph Labarere, deceased, Central Coast Federal Land Bank Association, FLCA, Scheid Vineyards and Management Co., Canandaigua Wine Company, a New York corporation, successor by merger to Canandaigua Wine Company, Inc., a Delaware corporation, and Canandaigua West, Inc. (incorporated by reference to Exhibit numbers 10.27a and 99.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (File No. 333-51055) filed May 8, 1998).(1)
10.25	Water Supply Agreement, dated as of January 1, 1997, by Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.36 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.26	Agreement Regarding Water, dated as of January 1, 1996, by Luis Echenique, Ricardo Echenique and Margaret Echenique, Executrix of the Estate of Francis D. Echenique, in favor of each of Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.37 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.27	Easement Agreement, dated January 1, 1997, by Sam Avila and Margaret J. Avila, as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Labarere and Sam Avila and Margaret J. Avila and Scheid Vineyards and Management Co., in favor of Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.38 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.28	Credit Agreement (Crop Line of Credit) dated September 7, 1999, by and between Sanwa Bank California and Scheid Vineyards Inc. and Scheid Vineyards California Inc.(incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended September 30, 1999 filed November 12, 1999).

10.28a	Amendment to Credit Agreement [Crop Line] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).
10.29†	Grape Purchase Agreement, dated as of May 9, 1997, by and between Scheid Vineyards Inc. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.42 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.30†	Grape Purchase Agreement, dated as of April 1, 1997, by and between Vineyard Investors 1972 and Stephen Dooley Wine Co., Inc. (incorporated by reference to Exhibit number 10.43 to Registrant's Registration Statement on Form SB-2 filed May 28, 1997).(1)
10.31	Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Alfred G. Scheid (incorporated by reference to Exhibit number 10.44 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21, 1997).(2)
10.32	Employment Agreement, dated as of March 22, 2001, by and between Scheid Vineyards Inc. and Scott D. Scheid (incorporated by reference to Exhibit number 10.32 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2001 filed March 29, 2002).
10.33	Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Heidi M. Scheid (incorporated by reference to Exhibit number 10.46 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21, 1997).(2)
10.34	Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Kurt J. Gollnick (incorporated by reference to Exhibit number 10.47 to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 filed July 21, 1997).(2)
10.35	Form of Indemnification Agreement (incorporated by reference to Exhibit number 10.48 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 filed July 3, 1997).(2)
10.36	Lease Agreement, effective as of February 1, 2001 and dated March 9, 2001, by and between Hilltown Properties and Scheid Vineyards Inc. (incorporated by reference to Exhibit number 10.36 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000 filed March 29, 2001).
10.37	Standard Office Lease, dated March 20, 2001, by and between Dennis K. Cooper and Scheid Vineyards Inc.(incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001.
10.38	Amendment to Credit Agreement [Scheid Ranch] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).
10.39	Amendment to Credit Agreement [Viento/Riverview] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).
10.40	Amendment to Credit Agreement [San Lucas First] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).
10.41	Amendment to Credit Agreement [San Lucas Second] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).

10.42	Term Loan Credit Agreement [Hames Loan] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001).
10.43	Employment Agreement, dated as of March 22, 2001, by and between Scheid Vineyards Inc. and Michael S. Thomsen (incorporated by reference to Exhibit number 10.43 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2001 filed March 29, 2002).
10.44	Amendment to Credit Agreement [Crop Line] dated August 8, 2002 by and between Bank of the West and Scheid Vineyards California Inc. (incorporated by reference to Exhibit number 10.1 to Registrant's Form 10-QSB for the quarterly period ended September 30, 2002 filed November 13, 2002).
21.1	List of Subsidiaries (incorporated by reference to Exhibit number 21.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 filed July 3, 1997).
23.1*	Independent Auditors' Consent.
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Current Reports on Form 8-K

        None.

ITEM 14. CONTROLS AND PROCEDURES.

  (a)
  Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act within 90 days prior to the filing date of this report. Based on the Company's evaluation, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective at recording, processing, summarizing and reporting the information that the Company is required to disclose in this report.

  (b)
  There have been no significant changes with regard to significant deficiencies or material weaknesses in the Compnay's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

Signature	Title	Date

/s/ ALFRED G. SCHEID Alfred G. Scheid	Chairman of the Board	March 28, 2003
/s/ SCOTT D. SCHEID Scott D. Scheid	President, Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2003
/s/ HEIDI M. SCHEID Heidi M. Scheid	Senior Vice President, Secretary, Treasurer and Director	March 28, 2003
/s/ MICHAEL S. THOMSEN Michael S. Thomsen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ JOHN L. CRARY John L. Crary	Director	March 28, 2003
/s/ ROBERT P. HARTZELL Robert P. Hartzell	Director	March 28, 2003

CERTIFICATION

        I, Scott D. Scheid, the Chief Executive Officer and President of the registrant, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of Scheid Vineyards Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SCOTT D. SCHEID Scott D. Scheid Chief Executive Officer and President March 28, 2003

CERTIFICATION

        I, Michael S. Thomsen, the Chief Financial Officer of the registrant, certify that:

        1.    I have reviewed this annual report on Form 10-KSB of Scheid Vineyards Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL S. THOMSEN Michael S. Thomsen Chief Financial Officer March 28, 2003

QuickLinks

FORM 10-KSB INDEX
NOTE CONCERNING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
Net Vine Acres Owned by SVI and Tons Produced
Weighted Average Prices Per Ton Received by SVI (1)
Anticipated Maturity Levels of SVI's Net Vine Acres (1)
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
SCHEID VINEYARDS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per share data)
SCHEID VINEYARDS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data)
SCHEID VINEYARDS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)
SCHEID VINEYARDS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (amounts in thousands, except share data)
SCHEID VINEYARDS INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2002 AND 2001
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
  ITEM 10. EXECUTIVE COMPENSATION.
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
  ITEM 14. CONTROLS AND PROCEDURES.
SIGNATURES
CERTIFICATION
CERTIFICATION