Form 10QSB
period 2003-03-31
SCHEID VINEYARDS INC
filed 2003-05-14
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes    ☒    No    ☐

There were 5,474,870 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of May 13, 2003, consisting of 2,248,755 shares of Class A Common Stock and 3,226,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes    ☐      No    ☒

SCHEID VINEYARDS INC.
FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,012	$7,065
Accounts receivable, trade	173	1,722
Accounts receivable, other	—	167
Inventories	3,856	1,698
Supplies, prepaid expenses and other current assets	461	505
Current portion of long-term receivable	525	525
Deferred income taxes	377	—
Total current assets	8,404	11,682
PROPERTY, PLANT AND EQUIPMENT, net	50,883	51,174
LONG-TERM RECEIVABLE	2,624	3,149
OTHER ASSETS, net	936	950
	$62,847	$66,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,624	$1,624
Accounts payable and accrued liabilities	979	805
Accrued interest payable	7	9
Income taxes payable	—	1,190
Deferred income taxes	—	41
Total current liabilities	2,610	3,669
LONG-TERM DEBT, net of current portion	21,531	24,056
DEFERRED INCOME TAXES	4,009	3,968
Total liabilities	28,150	31,693
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,248,755 shares outstanding at March 31, 2003 and December 31, 2002
Class B, $.001 par value; 10,000,000 shares authorized; 3,226,115 shares issued and outstanding at March 31, 2003 and December 31, 2002	7	7
Additional paid-in capital	21,868	21,868
Retained earnings	18,321	18,886
Less: treasury stock; 1,171,558 Class A shares at cost at March 31, 2003 and December 31, 2002	(5,499)	(5,499)
Total stockholders’ equity	34,697	35,262
	$62,847	$66,955

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Sales	$888	$142
Vineyard management, services and other fees	193	188
Total revenues	1,081	330
COST OF SALES	732	277
GROSS PROFIT	349	53
General and administrative expenses	1,117	982
Interest expense, net	174	239
LOSS BEFORE INCOME TAX BENEFIT	(942)	(1,168)
INCOME TAX BENEFIT	377	467
NET LOSS	$(565)	$(701)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.10)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,475	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(565)	$(701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	767	825
Deferred income taxes	(377)	(467)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,549	1,738
Accounts receivable, other	167	145
Inventories	(2,158)	(2,658)
Supplies, prepaid expenses and other current assets	44	(39)
Accounts payable and accrued liabilities	172	(24)
Income taxes payable	(1,190)	(1,057)
Net cash used in operating activities	(1,591)	(2,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(476)	(981)
Other assets	14	9
Net cash provided by (used in) investing activities	63	(447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	—	2,600
Repayment of long-term debt	(2,525)	(7,525)
Net cash used in financing activities	(2,525)	(4,925)
Decrease in cash and cash equivalents	(4,053)	(7,610)
CASH AND CASH EQUIVALENTS, beginning of period	7,065	7,944
CASH AND CASH EQUIVALENTS, end of period	$3,012	$334

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003, and its results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2002 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB with the SEC on March 28, 2003.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.”  The Company did not grant any stock options or other form of stock based compensation during the three-month periods ended March 31, 2003 and 2002

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2003	2002
	(amounts in thousands)
Net loss:
As reported	$(565)	$(701)
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(5)	(21)
Pro forma	$(570)	$(722)

Net loss per share (Basic and Diluted):
As reported	$(0.10)	$(0.13)
Pro forma	$(0.10)	$(0.13)

Loss Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented.  The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.  In addition, any stock options added to the computation of earnings per share would be antidilutive as the Company had a net loss for the three month ended March 31, 2003 and 2002.  The number of such options was 163,000 and 144,000 for the three months ended March 31, 2003 and 2002, respectively.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements”.  These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company “believes,” “anticipates,” “expects,” or words of similar meaning.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives or goals are also forward-looking statements.  Such forward looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Such factors, risks and uncertainties include, but are not limited to:

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

•                  the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production,

•                  the availability of financing on terms acceptable to the Company, and

•                  the Company’s labor relations.

These and other factors, risks and uncertainties are discussed in greater detail under the caption “Business - Cautionary Information Regarding Forward Looking Statements” in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations - Three Months Ended March 31, 2003 and 2002

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

Sales are comprised of the following:

	Three Months Ended March 31,
	2003	2002
Bulk wine sales	830,000	77,000
Wine and wine-related merchandise	58,000	65,000
Total sales	$888,000	$142,000

Bulk wine sales increased in the 2003 period as a result of the timing of the sale of bulk wine sold under long-term contracts made from grapes harvested in 2002.  Revenue from these wines was recognized in the first quarter of 2003.  Similarly, revenues from the sale of bulk wine under those contracts from the 2001 harvest were recognized in the fourth quarter of 2001.

Revenue from vineyard management, services and other fees increased by 3% to $193,000 for the three months ended March 31, 2003, from $188,000 in the 2002 period, an increase of $5,000.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing bulk wine that was sold, and costs related to the sales of wine and wine related merchandise.  Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

Due primarily to the increase in bulk wine sales, gross profit for the three months ended March 31, 2003 was $349,000 as compared to $53,000 for the three months ended March 31, 2002, an increase of $296,000.

General and Administrative.  General and administrative expenses were $1,117,000 for the three months ended March 31, 2003 as compared to $982,000 in the 2002 period, an increase of $135,000, or 14%.   The increase was due primarily to increases in insurance costs and industry-related dues and contributions.

Interest Expense, Net.   Net interest expense was $174,000 for the three months ended March 31, 2003 as compared to $239,000 in the 2002 period, a decrease of $65,000, and is comprised of the following:

	Three Months Ended March 31,
	2003	2002
Interest expense	$212,000	$242,000
Less capitalized interest	(28,000)	(2,000)
Interest expense, net of amount capitalized	184,000	240,000
Interest income	(10,000)	(1,000)
Interest expense, net	$174,000	$239,000

Total interest expense decreased in the 2003 period as a result of decreased borrowings during the 2003 period.

Income Tax Benefit.  The income tax benefit decreased by $90,000, to $377,000 for the three months ended March 31, 2003 as compared to $467,000 in the 2002 period.  The effective tax rate for both periods was 40%.

Net Loss.   As a result of the above, the Company had a net loss for the three months ended March 31, 2003 of $565,000, as compared to $701,000 in the 2002 period.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at March 31, 2003 of $5,794,000 as compared to $8,013,000 at December 31, 2002, a decrease of $2,219,000.  The decrease in working capital was due primarily to the repayment of long-term debt in the amount of $2,525,000 in the first quarter of 2003.

Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At March 31, 2003 and December 31, 2002, crop costs inventories totaled $3,265,000 and $457,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowing under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2004 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings under this line at March 31, 2003.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At March 31, 2003, the outstanding amount owed by the Company under these facilities was $5,606,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At March 31, 2003, the weighted average interest rate on these facilities was 3.98%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At March 31, 2003, the outstanding amount owed by the Company under these facilities was $14,400,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At March 31, 2003, the weighted average interest rate on these facilities was 3.48%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At March 31, 2003, the maximum available balance and outstanding balance on this line of credit was $3,149,000.  This line bears interest at the bank’s reference rate minus 0.50% (1.81% at

March 31, 2003) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At March 31, 2003, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At May 13, 2003, the Company had $15,000,000 in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned vineyard development and improvements are expected to require approximately $3.5 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $1.0 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.2 million on vineyard development and improvements and $0.3 million for equipment purchases during the three months ended March 31, 2003.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $1,591,000 for the three months ended March 31, 2003, compared to $2,238,000 for the same period in 2002, a decrease in cash used of $647,000.  The decrease in cash used was primarily due to decreases in expenditures for crop inventories.  Payments for crop inventories are subject annually to the timing of vineyard expenditures and vineyard growth patterns which can be expected to vary from year to year.

Net cash provided by investing activities was $63,000 for the three months ended March 31, 2003, compared to net cash used in investing activities of $447,000 for the same period in 2002, a decrease in net cash used of $510,000.  The decrease was principally the result of decreases in expenditures for the development of new vineyards and improvements in the Company’s existing vineyards.  Expenditures for development and improvements have decreased as the result of fewer acres being in development.

Net cash used in financing activities was $2,525,000 for the three months ended March 31, 2003, compared to $4,925,000 for the same period in 2002, a decrease of $2,400,000.  The decrease was due primarily to decreased repayments on the Company’s crop line of credit.

Disclosures Regarding Contractual Obligations and Commitments

The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows:

Payments Due By Year	Long-Term Debt	Long-Term Land Leases	Total
2003	$1,624,000	$986,000	$2,610,000
2004	3,624,000	889,000	4,513,000
2005	7,832,000	878,000	8,710,000
2006	600,000	878,000	1,478,000
2007	600,000	878,000	1,478,000
2008	11,400,000	878,000	12,278,000
2009	—	878,000	878,000
2010	—	645,000	645,000
2011	—	645,000	645,000
2012		645,000	645,000
Thereafter	—	6,074,000	6,074,000
Total	$25,680,000	$14,274,000	$39,954,000

Item 3.           Controls and Procedures

a)              Under the supervision and with the participation of the Company’s, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report.  Based on the Company’s evaluation, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective at recording, processing, summarizing and reporting the information that the Company is required to disclose in this report.

b)             There have been no significant changes with regard to significant deficiencies or material weaknesses in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

4.1                                 Form of Certificate Evidencing Ownership of Class A Common Stock of Scheid Vineyards Inc. (incorporated by reference to Exhibit number 4.2 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

4.2                                 Form of Certificate Evidencing Ownership of Class B Common Stock of Scheid Vineyards Inc. (incorporated by reference to Exhibit number 4.3 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed July 3, 1997).

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

Date: May 13, 2003	SCHEID VINEYARDS INC.
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
May 13, 2003

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
May 13, 2003