Form 10QSB
period 2003-06-30
SCHEID VINEYARDS INC
filed 2003-08-13
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes    ☒     No    ☐

There were 5,474,870 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of August 13, 2003, consisting of 2,248,755 shares of Class A Common Stock and 3,226,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes    ☐     No    ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311	$7,065
Accounts receivable, trade	144	1,722
Accounts receivable, other	203	167
Inventories	7,667	1,698
Supplies, prepaid expenses and other current assets	761	505
Current portion of long-term receivable	525	525
Deferred income taxes	862	—
Total current assets	10,473	11,682
PROPERTY, PLANT AND EQUIPMENT, net	50,502	51,174
LONG-TERM RECEIVABLE	2,624	3,149
OTHER ASSETS, net	919	950
	$64,518	$66,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,624	$1,624
Accounts payable and accrued liabilities	1,079	805
Accrued interest payable	7	9
Income taxes payable	—	1,190
Deferred income taxes	—	41
Total current liabilities	2,710	3,669
LONG-TERM DEBT, net of current portion	23,932	24,056
DEFERRED INCOME TAXES	3,968	3,968
Total liabilities	30,610	31,693
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,248,755 shares outstanding at June 30, 2003 and December 31, 2002
Class B, $.001 par value; 10,000,000 shares authorized; 3,226,115 shares issued and outstanding at June 30, 2003 and December 31, 2002	7	7
Additional paid-in capital	21,868	21,868
Retained earnings	17,532	18,886
Less: treasury stock; 1,171,558 Class A shares at cost at June 30, 2003 and December 31, 2002	(5,499)	(5,499)
Total stockholders’ equity	33,908	35,262
	$64,518	$66,955

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Sales	$305	$422	$1,193	$564
Vineyard management, services and other fees	205	215	398	403
Total revenues	510	637	1,591	967
COST OF SALES	509	460	1,241	737
GROSS PROFIT	1	177	350	230
General and administrative expenses	1,141	1,034	2,258	2,016
Income from related partnership	—	(269)	—	(269)
Interest expense, net	175	231	349	470
LOSS BEFORE INCOME TAX BENEFIT	(1,315)	(819)	(2,257)	(1,987)
INCOME TAX BENEFIT	526	328	903	795
NET LOSS	$(789)	$(491)	$(1,354)	$(1,192)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.09)	$(0.25)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,475	5,475	5,475	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,354)	$(1,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	1,545	1,595
Deferred income taxes	(903)	(795)
Changes in operating assets and liabilities:
Accounts receivable, trade	1,578	1,585
Accounts receivable, other	(36)	145
Inventories	(5,969)	(6,178)
Supplies, prepaid expenses and other current assets	(256)	(283)
Accounts payable and accrued liabilities	272	451
Income taxes payable	(1,190)	(1,057)
Net cash used in operating activities	(6,313)	(5,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(876)	(1,435)
Proceeds from sale of property, plant and equipment	3	—
Other assets	31	42
Net cash used in investing activities	(317)	(868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	3,500	7,450
Repayment of long-term debt	(3,624)	(8,624)
Net cash used in financing activities	(124)	(1,174)
Decrease in cash and cash equivalents	(6,754)	(7,771)
CASH AND CASH EQUIVALENTS, beginning of period	7,065	7,944
CASH AND CASH EQUIVALENTS, end of period	$311	$173

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOOTNOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, and its results of operations for the three and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2002 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB with the SEC on March 28, 2003.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  The Company granted options to purchase 5,000 shares as automatic grants to members of the Company’s Board of Directors during the six-month period ended June 30, 2003.  During the six-month period ended June 30, 2002, the Company granted options to purchase 9,000 shares.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net loss for the six months ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below.

	Six Months Ended June 30,
	2003	2002
	(amounts in thousands)
Net loss:
As reported	$(1,354)	$(1,192)
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(10)	(32)
Pro forma	$(1,364)	$(1,224)

Net loss per share (Basic and Diluted):
As reported	$(0.25)	$(0.22)
Pro forma	$(0.25)	$(0.22)

Loss Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented.  The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.  In addition, any stock options added to the computation of earnings per share would be antidilutive as the Company had a net loss for the six months ended June 30, 2003 and 2002.  The number of such options was 166,000 and 165,000 for the six months ended June 30, 2003 and 2002, respectively.

FOOTNOTE 2 - INVENTORIES

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Deferred crop costs	$7,263,000	$457,000
Bulk and bottled wine	378,000	1,214,000
Tasting room merchandise	26,000	27,000
Total	$7,667,000	$1,698,000

FOOTNOTE 3 - CONTINGENCIES

The Company is a co-defendant in a civil lawsuit filed by the owner and lessor of a 54-acre vineyard.  The Company performs services on the vineyard for the other co-defendant who leases the vineyard from the plaintiff.  The lawsuit alleges that the Company and the co-defendant were wasteful and negligent in the farming of the vineyard and seeks specific damages.  All parties have agreed to a mediation of the matter, which will take place in September 2003.  Management believes that the claims are without merit and believes that the outcome of the litigation will not have a material adverse affect on the financial condition or results of operations of the Company.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements”.  These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company “believes,” “anticipates,” “expects,” or words of similar meaning.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain factors, risks and uncertainties which could cause actual results to differ materially from those currently anticipated.  Such factors, risks and uncertainties include, but are not limited to:

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

The principal accounting issues which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are the carrying value, capitalization policy and depreciable life of its long-lived assets, primarily its vineyards.  Costs capitalized as vineyard assets include the cost of acquiring the underlying land, vineyard improvements (which include, among other costs, the costs of the vines, the trellis and irrigation systems and pre-productive labor and materials), and interest paid during the development period.  The carrying value and depreciable life associated with these vineyard assets is periodically reviewed by management to ascertain the validity of amounts recorded in the financial statements.  These review procedures include analyzing estimates of future cash flows, comparisons of carrying value with bank appraisals and recent sales of similar vineyards, and analysis of the condition, productivity and estimated remaining life of the vineyard.

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

Recent Developments – 2003 Harvest

The development of the 2003 wine grape crop is proceeding as expected, and it is anticipated that the harvesting of grapes will begin at the end of August in the Company’s southern most vineyards.  The harvest is not expected to be in full swing, however, until early September, which is customary for wine grapes produced on the Central Coast.

The 2003 growing season throughout California has been characterized by a cool, wet spring followed by periods of extreme heat during the bloom period of some varieties, which resulted in a smaller than normal fruit set in those varieties.  Industry sources expect the overall yields to be off by up to 30% in some areas of California.  Although it is difficult to predict actual crop size, and weather or other factors may change the Company’s ultimate yields, it is anticipated that the Company’s 2003 yields will be average to slightly below average for most varietals.

Results of Operations - Six Months Ended June 30, 2003 and 2002

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

Sales are comprised of the following:

	Six Months Ended June 30,
	2003	2002
Bulk wine sales	$1,053,000	$400,000
Wine and wine-related merchandise	140,000	164,000
Total sales	$1,193,000	$564,000

Bulk wine sales increased in the 2003 period as a result of the timing of the sale of bulk wine sold under long-term contracts made from grapes harvested in 2002.  Revenue from these wines was recognized in the first quarter of 2003.  Similarly, revenues from the sale of bulk wine under those contracts from the 2001 harvest were recognized in the fourth quarter of 2001.

Revenue from vineyard management, services and other fees decreased by 1% to $398,000 for the six months ended June 30, 2003 from $403,000 in the 2002 period, a decrease of $5,000.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing bulk wine that was sold, and costs related to the sales of wine and wine related merchandise.  Costs associated with the provision of management services are reimbursed by the Company’s clients.  As such, there are no cost of sales associated with these management services.

Due primarily to the increase in bulk wine sales, gross profit for the six months ended June 30, 2003 was $350,000 as compared to $230,000 for the six months ended June 30, 2002, an increase of $120,000.  In addition, the Company has accrued a liability in the amount of $350,000 at June 30, 2003 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to violations of the California Labor Code.  A total of $120,000 of this amount was expensed during the second quarter of 2003 for estimated unpaid payroll in 2002.  The remaining amount, representing estimated unpaid payroll in 2003, is included in deferred crop costs as of June 30, 2003 and will be expensed in the third and fourth quarters of 2003 along with the other deferred crop costs.

General and Administrative.  General and administrative expenses were $2,258,000 for the six months ended June 30, 2003 as compared to $2,016,000 in the 2002 period, an increase of $242,000, or 12%.  The increase was due primarily to increases in insurance costs and industry-related dues and contributions.

Interest Expense, Net.  Net interest expense was $349,000 for the six months ended June 30, 2003, as compared to $470,000 in the 2002 period, a decrease of $121,000, and is comprised of the following:

	Six Months Ended June 30,
	2003	2002
Interest expense	$416,000	$530,000
Less capitalized interest	(55,000)	(59,000)
Interest expense, net of amount capitalized	361,000	471,000
Interest income	(12,000)	(1,000)
Interest expense, net	$349,000	$470,000

Total interest expense decreased in the 2003 period as a result of decreased borrowings during the 2003 period.

Income Tax Benefit.  The income tax benefit increased by $108,000, to $903,000 for the six months ended June 30, 2003 as compared to $795,000 in the 2002 period.  The effective tax rate for both periods was 40%.

Net Loss.  As a result of the above, the Company had a net loss for the six months ended June 30, 2003 of $1,354,000, as compared to $1,192,000 in the 2002 period.

The comparison of the results of operations for the three-month periods ended June 30, 2003 and 2002 has been omitted due to the similarity of discussion to the six-month periods above and the relative insignificance of the results of the first two quarters of the fiscal year due to the extreme seasonality of the wine grape business.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at June 30, 2003 of $7,763,000 as compared to $8,013,000 at December 31, 2002, a decrease of $250,000.

 Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At June 30, 2003 and December 31, 2002, crop costs inventories totaled $7,263,000 and $457,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowings under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2004 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At June 30, 2003, the weighted average interest rate on borrowings under this line of $3,500,000 was 3.40%.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At June 30, 2003, the outstanding amount owed by the Company under these facilities was $5,107,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At June 30, 2003, the weighted average interest rate on these facilities was 3.60%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At June 30, 2003, the outstanding amount owed by the Company under these facilities was $13,800,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At June 30, 2003, the weighted average interest rate on these facilities was 3.48%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At June 30, 2003, the maximum available balance and outstanding balance on this line of credit was $3,149,000.  This line bears interest at the bank’s reference rate minus 0.50% (1.77% at June 30, 2003) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At June 30, 2003, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At August 13, 2003, the Company had $10,500,000 in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned vineyard development and improvements are expected to require approximately $3.5 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $1.0 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.6 million on vineyard development and improvements and $0.3 million for equipment purchases during the six months ended June 30, 2003.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $6,313,000 for the six months ended June 30, 2003, compared to $5,729,000 for the same period in 2002, an increase of $584,000.  The increase was due primarily to the timing of payments of accounts payable, most significantly for crop inventories.  Payments for crop inventories are subject annually to the timing of vineyard expenditures and vineyard growth patterns which can be expected to vary from year to year.

Net cash used in investing activities was $317,000 for the six months ended June 30, 2003, compared to $868,000 for the same period in 2002, a decrease of $551,000.  The decrease was principally the result of decreases in expenditures for the development of new vineyards and improvements in the Company’s existing vineyards.  Expenditures for development and improvements have decreased as the result of fewer acres being in development.

Net cash used in financing activities was $124,000 for the six months ended June 30, 2003, compared to $1,174,000 for the same period in 2002, a decrease of $1,050,000.  The decrease was due primarily to decreased usage of the Company’s crop line of credit.

Disclosures Regarding Contractual Obligations and Commitments

The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows:

Payments Due by Calendar Year	Long-Term Debt	Long-Term Land Leases	Total
Remainder 2003	$—	$492,000	$492,000
2004	5,124,000	889,000	6,013,000
2005	7,832,000	878,000	8,710,000
2006	600,000	878,000	1,478,000
2007	600,000	878,000	1,478,000
2008	11,400,000	878,000	12,278,000
2009	—	878,000	878,000
2010	—	645,000	645,000
2011	—	645,000	645,000
2012	—	645,000	645,000
Thereafter	—	6,074,000	6,074,000
Total	$25,556,000	$13,780,000	$39,336,000

For the six month ended June 30, 2003, the Company had made payments on long-term debt and long-term leases in the amounts of $3,624,000 and $497,000, respectively.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on the Company’s evaluation, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is a co-defendant in a civil lawsuit filed by the owner and lessor of a 54-acre vineyard.  The Company performs services on the vineyard for the other co-defendant who leases the vineyard from the plaintiff.  The lawsuit alleges that the Company and the co-defendant were wasteful and negligent in the farming of the vineyard and seeks specific damages.  All parties have agreed to a mediation of the matter, which will take place in September 2003.  Management believes that the claims are without merit and believes that the outcome of the litigation will not have a material adverse affect on the financial condition or results of operations of the Company.

Item 2.           Changes in Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its 2003 Annual Meeting of Stockholders on June 3, 2003.  A total of 1,963,425 shares of Class A Common Stock and 3,226,115 shares of Class B Common Stock, or 87.3% and 100.0%, respectively, of the stockholders of record as of April 28, 2003, were present or represented at the meeting.

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

The following persons were elected to the Board of Directors of the Company by the Class A stockholders, each of whom was an existing director at that time: John L. Crary and Robert P. Hartzell.  The number of shares voting in favor of John L. Crary was 1,679,324 and the number voting against was 136,701.  The number of shares voting in favor of Robert P. Hartzell was 1,779,324 and the number voting against was 36,701.

The following persons were elected to the Board of Directors of the Company by the Class B stockholders, each of whom was an existing director at that time: Alfred G. Scheid, Scott D. Scheid and Heidi M. Scheid. The number of shares voting in favor of each nominee was 3,226,115.

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

	31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)