Form 10QSB
period 2003-09-30
SCHEID VINEYARDS INC
filed 2003-11-14
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes    ☒    No    ☐

There were 5,474,870 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of November 13, 2003, consisting of 2,248,755 shares of Class A Common Stock and 3,226,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes    ☐    No    ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490	$7,065
Accounts receivable, trade	10,593	1,722
Accounts receivable, other	90	167
Inventories	4,121	1,698
Supplies, prepaid expenses and other current assets	405	505
Deferred income taxes	813	—
Current portion of long-term receivable	525	525
Total current assets	17,037	11,682
PROPERTY, PLANT AND EQUIPMENT, net	50,568	51,174
LONG-TERM RECEIVABLE	2,624	3,149
OTHER ASSETS, net	1,003	950
	$71,232	$66,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,624	$1,624
Accounts payable and accrued liabilities	1,737	805
Accrued interest payable	10	9
Income taxes payable	—	1,190
Deferred income taxes	—	41
Total current liabilities	3,371	3,669
LONG-TERM DEBT, net of current portion	26,432	24,056
DEFERRED INCOME TAXES	5,346	3,968
Total liabilities	35,149	31,693
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,248,755 shares outstanding at September 30, 2003 and December 31, 2002
Class B, $.001 par value; 10,000,000 shares authorized; 3,226,115 shares issued and outstanding at September 30, 2003 and December 31, 2002	7	7
Additional paid-in capital	21,868	21,868
Retained earnings	19,707	18,886
Less: treasury stock; 1,171,558 Class A shares at cost at September 30, 2003 and December 31, 2002	(5,499)	(5,499)
Total stockholders’ equity	36,083	35,262
	$71,232	$66,955

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Sales	$11,226	$7,281	$12,419	$7,845
Vineyard management, services and other fees	275	317	673	720
Total revenues	11,501	7,598	13,092	8,565
COST OF SALES	6,523	4,795	7,764	5,532
GROSS PROFIT	4,978	2,803	5,328	3,033
General and administrative expenses	1,100	1,040	3,358	3,030
Income from related partnership	—	—	—	(269)
Interest expense, net	205	307	554	777
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,673	1,456	1,416	(505)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,498	583	595	(202)
NET INCOME (LOSS)	$2,175	$873	$821	$(303)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.40	$0.16	$0.15	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,475	5,475	5,475	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$821	$(303)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and abandonments	1,530	1,181
Deferred income taxes	524	(202)
Changes in operating assets and liabilities:
Accounts receivable, trade	(8,871)	(4,782)
Accounts receivable, other	77	145
Inventories	(2,423)	(3,481)
Supplies, prepaid expenses and other current assets	100	94
Accounts payable and accrued liabilities	933	20
Income taxes payable	(1,190)	(1,057)
Net cash used in operating activities	(8,499)	(8,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(927)	(1,572)
Proceeds from sale of property, plant and equipment	3	—
Other assets	(53)	(22)
Net cash used in investing activities	(452)	(1,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	6,000	10,550
Repayment of long-term debt	(3,624)	(8,624)
Net cash provided by financing activities	2,376	1,926
Decrease in cash and cash equivalents	(6,575)	(7,528)
CASH AND CASH EQUIVALENTS, beginning of period	7,065	7,944
CASH AND CASH EQUIVALENTS, end of period	$490	$416

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOOTNOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, and its results of operations for the three and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2002 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB with the SEC on March 28, 2003.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  The Company granted options to purchase 5,000 shares as automatic grants to members of the Company’s Board of Directors, and an additional 9,000 options to employees during the nine-month period ended September 30, 2003.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income (loss) for the nine months ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below.

	Nine Months Ended September 30,
	2003	2002
	(amounts in thousands)
Net income (loss):
As reported	$821	$(303)
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(14)	(48)
Pro forma	$807	$(351)

Net income (loss) per share (Basic and Diluted):
As reported	$0.15	$(0.06)
Pro forma	$0.15	$(0.06)

Income (Loss) Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented.  The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.  In addition, any stock options added to the computation of earnings per share for the nine months ended September 30, 2002 would be antidilutive as the Company had a net loss for that period.  The number of such options was 174,000 and 165,000 for the nine months ended September 30, 2003 and 2002, respectively.

FOOTNOTE 2 - INVENTORIES

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Deferred crop costs	$3,463,000	$457,000
Bulk and bottled wine	632,000	1,214,000
Tasting room merchandise	26,000	27,000
Total	$4,121,000	$1,698,000

FOOTNOTE 3 - CONTINGENCIES

The Company was a co-defendant in a civil lawsuit filed by the owner and lessor of a 54-acre vineyard.  The Company performs services on the vineyard for the other co-defendant who leases the vineyard from the plaintiff.  The lawsuit alleged that the Company and the co-defendant were wasteful and negligent in the farming of the vineyard and sought specific damages.  At a mediation of the matter in September 2003, the lawsuit was settled without effect to the Company.

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

The Company currently produces 16 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Sauvignon Blanc, Pinot Noir and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  The Company also converts a portion of its grapes to premium bulk wine which is sold pursuant to wine purchase agreements or on the bulk wine market.  The Company also sells a portion of its grapes pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set fee per acre.

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

Results of Operations - Nine Months Ended September 30, 2003 and 2002

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

Sales are comprised of the following:

	Nine Months Ended September 30,
	2003	2002
Grape sales	$10,962,000	$7,037,000
Bulk wine sales	1,201,000	527,000
Wine and wine-related merchandise	256,000	281,000
Total sales	$12,419,000	$7,845,000

Through September 30, 2003, approximately 48% of the Company’s producing acres had been harvested, as compared to 34% at September 30, 2002.  In addition, the average yield per acre through September 30, 2003 was approximately 5.3 tons per acre, as compared to approximately 4.0 tons per acre in the 2002 period.  These increases were offset by two factors.  First, the Company had approximately 3,710 producing acres in 2003 as compared to 3,870 in 2002, a 4% decrease.  In addition, the average price per ton received on grape sales through September 30 of each period decreased 4%, to $1,226 in 2003, as compared to $1,273 in 2002 (See “—Anticipated Results for Fiscal Year Ending December 31, 2003”).  As a result of the above factors, grape sales increased for the nine months ended September 30, 2003 to $10,962,000 from $7,037,000 in the 2002 period, an increase of $3,925,000, or 56%.

Bulk wine sales increased in the 2003 period as a result of timing differences for bulk wine sold under long-term contracts.  Revenues for the wine contracts related to grapes harvested in 2002 were recognized in the first quarter of 2003.  Similarly, revenues for the same bulk wine contracts related to grapes harvested in 2001 were recognized in the fourth quarter of 2001.

Revenue from vineyard management, services and other fees decreased by 7% to $673,000 for the nine months ended September 30, 2003 from $720,000 in the 2002 period, a decrease of $47,000.  The decrease was related to a decrease in harvest fees billed for managed properties due to the timing of the harvest.   Through September 30, 2003, approximately 41% of managed vineyard acres had been harvested as compared to 54% through September 30, 2002.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that was sold, and costs related to the sales of wine and wine related merchandise.  Gross profit for the nine months ended September 30, 2003 was $5,328,000 as compared to $3,033,000 for the nine months ended September 30, 2002, an increase of $2,295,000, or 76%.

Gross margin on grape sales increased to 42% for the nine months ended September 30, 2003 as compared to 37% in the 2002 period.  The increase in margin was primarily due to the increase in the average yield per acre in 2003, which was slightly offset by the decrease in the average price per ton.

Gross margin on the sale of bulk wine increased in 2003.  The Company recognized gross profit on the sale of its bulk wine of $194,000 for the nine months ended September 30, 2003 as compared to a loss on bulk wine in the 2002 period of $154,000.  Due to a decrease in the market prices of bulk wine in 2002, the Company wrote down its 2001 bulk wine inventory by $140,000 in 2002.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore no cost of sales is deducted in determining gross profit on these services.

General and Administrative.  General and administrative expenses were $3,358,000 for the nine months ended September 30, 2003 as compared to $3,030,000 in the 2002 period, an increase of $328,000, or 11%.   The increase was due primarily to increases in insurance costs and industry-related dues and contributions.

Income From Related Partnership.  During the nine month period ended September 30, 2002, the Company recognized income of $269,000 from a related partnership.  The Company was the 20% general partner of TESH Partners, L.P. which owned an office building in Marina del Rey, California. The limited partners of the partnership were the four children of the Chairman of the Company, two of whom are executive officers and directors of the Company.  The office building was sold in April 2002, and the partnership was dissolved in December 2002.

Interest Expense, Net.   Net interest expense was $554,000 for the nine months ended September 30, 2003, as compared to $777,000 in the 2002 period, a decrease of $223,000, and is comprised of the following:

	Nine Months Ended September 30,
	2003	2002
Interest expense	$648,000	$867,000
Less capitalized interest	(82,000)	(89,000)
Interest expense, net of amount capitalized	566,000	778,000
Interest income	(12,000)	(1,000)
Interest expense, net	$554,000	$777,000

Total interest expense decreased in the 2003 period as a result of decreased borrowings during the 2003 period.

Provision for (Benefit from) Income Taxes.  The provision for income taxes was $595,000 for the nine months ended September 30, 2003 as compared to a benefit from income taxes of $202,000 in the 2002 period.  The effective tax rate was 42% and 40% for the nine month periods ended September 30, 2003 and 2002, respectively.

Net Income (Loss).   As a result of the above, the Company had net income for the nine months ended September 30, 2003 of $821,000, as compared to a net loss of $303,000 in the 2002 period.

The comparison of the results of operations for the three-month periods ended September 30, 2003 and 2002 has been omitted due to the similarity of discussion to the nine-month periods above and the relative insignificance of the results of the first two quarters of the fiscal year due to the extreme seasonality of the wine grape business.

Anticipated Results For Fiscal Year Ending December 31, 2003

The harvest of 2003 was completed the week of November 3, 2003 and the Company estimates that total tons harvested are approximately 15% more than in 2002.  The Company estimates that for the fiscal year ending December 31, 2003, it will record revenues in excess of $25,000,000, an increase of approximately 3% from fiscal 2002 revenues.  Although the Company believes this estimate is realistic, it should be noted that not all information used to derive amounts due from customers has been finalized as of the date of this report and actual revenues may differ from those projected above.  The Company cautions that historical amounts of cost of sales and other expenses deducted in arriving at net income, and historical and third quarter 2003 ratios of costs of sales and other expenses to revenues, should not be expected to provide an indication of gross profit or net income to be reported by the Company for fiscal 2003.  See “—Special Note Regarding Forward-Looking Statements.”

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at September 30, 2003 of $13,666,000 as compared to $8,013,000 at December 31, 2002, an increase of $5,653,000.  The increase is due primarily to the recognition of grape sale receivables from the 2003 crop.

Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At September 30, 2003 and December 31, 2002, crop costs inventories totaled $3,463,000 and $457,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowings under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2005 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At September 30, 2003, the weighted average interest rate on borrowings under this line of $6,000,000 was 3.09%.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At September 30, 2003, the outstanding amount owed by the Company under these facilities was $5,107,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At September 30, 2003, the weighted average interest rate on these facilities was 3.46%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At September 30, 2003, the outstanding amount owed by the Company under these facilities was $13,800,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At September 30, 2003, the weighted average interest rate on these facilities was 3.48%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At September 30, 2003, the maximum available balance and outstanding balance on this line of credit was $3,149,000.  This line bears interest at the bank’s reference rate minus 0.50% (1.62% at September 30, 2003) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At September 30, 2003, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At November 13, 2003, the Company had $9,000,000 in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned vineyard development and improvements are expected to require approximately $3.5 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $1.0 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.6 million on vineyard development and improvements and $0.3 million for equipment purchases during the nine months ended September 30, 2003.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $8,499,000 for the nine months ended September 30, 2003, compared to $8,385,000 for the same period in 2002, an increase of $114,000.  The increase was due primarily to the timing of payments of accounts payable, most significantly for crop inventories.  Payments for crop inventories and receipt of crop revenues are subject annually to the timing of vineyard expenditures and the grape harvest, which can be expected to vary from year to year.

Net cash used in investing activities was $452,000 for the nine months ended September 30, 2003, compared to $1,069,000 for the same period in 2002, a decrease of $617,000.  The decrease was principally the result of decreases in expenditures for the development of new vineyards and decreases in improvements to the Company’s existing vineyards.  Expenditures for  new development and improvements have decreased in 2003 as the result of fewer acres being in development.

Net cash provided by financing activities was $2,376,000 for the nine months ended September 30, 2003, compared to $1,926,000 for the same period in 2002, an increase of $450,000.  The increase was due primarily to decreased borrowings and repayments of the Company’s crop line of credit.  The decrease in expenditures for vineyard improvements has freed up available cash flows to fund crop costs, enabling the Company to rely on bank borrowings to a lesser extent than in recent years.

Other Disclosures

                In October 2003, the Company became aware that because of the inadvertent payment in August 2003 of a premium on a split-dollar life insurance policy covering the Chairman of the Company, it may not have been in compliance with the provisions of the Sarbanes-Oxley Act of 2002 (Rule 402).  The beneficiary of the policy is a trust, the trustees of which are the four children of the Chairman, all of whom are shareholders of the Company and two of whom are officers of the Company.  On November 13, 2003, the Company received a full refund of the premium and, as such, management believes that the Company is now in compliance with Rule 402, and that the exposure, if any, resulting from this matter is not material to the Company's financial position or results of operations.

Disclosures Regarding Contractual Obligations and Commitments

The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows:

Payments Due by Calendar Year	Long-Term Debt	Long-Term Land Leases	Total
Remainder 2003	$—	$315,000	$315,000
2004	1,624,000	896,000	2,520,000
2005	13,832,000	887,000	14,719,000
2006	600,000	887,000	1,487,000
2007	600,000	887,000	1,487,000
2008	11,400,000	887,000	12,287,000
2009	—	887,000	887,000
2010	—	653,000	653,000
2011	—	653,000	653,000
2012	—	653,000	653,000
Thereafter	—	6,182,000	6,182,000
Total	$28,056,000	$13,787,000	$41,843,000

For the nine months ended September 30, 2003, the Company had made payments on long-term debt and long-term leases in the amounts of $3,624,000 and $701,000, respectively.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was a co-defendant in a civil lawsuit filed by the owner and lessor of a 54-acre vineyard.  The Company performs services on the vineyard for the other co-defendant who leases the vineyard from the plaintiff.  The lawsuit alleged that the Company and the co-defendant were wasteful and negligent in the farming of the vineyard and sought specific damages.  At a mediation of the matter in September 2003, the lawsuit was settled without effect to the Company.

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

	10.1	Amendment to Credit Agreement [Crop Line] dated August 19, 2003 by and between Bank of the West and Scheid Vineyards California Inc.

	31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	The Company submitted a Report on Form 8-K on August 13, 2003, related to press release announcing second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)