Form 10KSB
period 2003-12-31
SCHEID VINEYARDS INC
filed 2004-03-30
CIK 1039213

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Issuer’s revenues for its most recent fiscal year:   $26,356,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market SmallCap Market System on March 26, 2004: $10,697,912.  The voting stock held by non-affiliates on that date consisted of 2,205,755 shares of Class A Common Stock.

Number of shares outstanding of each of the issuer’s classes of common stock at March 29, 2004:

Class A	2,325,755	Class B	3,149,115

Portions of the registrant’s Proxy Statement for its June 3, 2004 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.

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

PART I

ITEM 1.                                                     DESCRIPTION OF BUSINESS

Scheid Vineyards Inc., a Delaware corporation (“SVI” or the “Company”), is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 5,600 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,100 acres are operated for the Company’s own account and 1,500 acres are operated under management contracts for others.  All of the properties currently operated by the Company are located in Monterey and San Benito Counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

The Company currently produces 17 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2003, the Company sold approximately 81% of its wine grapes under such supply agreements to over 30 different wineries.  The Company also converts a portion of its grapes, approximately 10% in 2003, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market.  The Company also sells a portion of its grapes, approximately 9% in 2003, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set price per acre.

The Company believes that its clients contract with SVI to assure a consistent, reliable source of high quality premium grapes for their wines.  The Company’s largest winery client is Diageo Chateau & Estate Wines Company, a division of Diageo plc (“Diageo”), a global premium drinks business and the tenth largest U.S. winery in terms of 2003 case shipments.  Grape purchase contracts with Diageo covered 61% of the Company’s producing acreage in 2003 and accounted for approximately 71% and 74% of the Company’s 2003 and 2002 total revenues, respectively.  Diageo produces and markets the wines of Beaulieu Vineyard (BV), BV Coastal, Sterling Vineyards, The Monterey Vineyard and Blossom Hill.  The Company also has long-term grape or bulk wine purchase agreements with other well-known producers of ultra premium wines, including Niebaum-Coppola Estate Winery, Canandaigua Wine Company (“Canandaigua”, a division of Constellation Brands, Inc.), Chalone Wine Group, Beringer Blass Wine Estates, David Bruce Winery, Morgan Winery, and The Hess Collection Winery.

The Company sells the majority of its wine grape production under long-term grape purchase contracts.  The terms of the Company’s grape purchase contracts extend to between 2004 and 2014, and generally have “evergreen” provisions requiring one to three years’ prior written notice of termination.  These contracts generally require the clients to purchase substantially all of the Company’s production from specified vineyards at a formula price based upon the previous harvest year’s sales prices in California’s leading coastal regions, including Napa, Sonoma, Mendocino and Monterey Counties.

SVI also provides vineyard management services to two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Under these arrangements, the Company provides its farming services for a set fee per acre.  In 2003, vineyard management services accounted for approximately 4% of the Company’s total revenues.

The Company’s executive offices are located at 305 Hilltown Road, Salinas, California 93908, telephone number (831) 455-9990, and its vineyard headquarters are located at 1972 Hobson Avenue, Greenfield, California 93927.

The Company’s business is conducted through a wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation (“SVI-Cal”).  References in this Report to “SVI-Del” refer only to Scheid Vineyards Inc., the parent holding company.  Unless otherwise required by the context, references in this Report to “SVI” and the “Company” include SVI-Del and SVI-Cal on a consolidated basis.  SVI-Del was incorporated in Delaware in 1997 and SVI-Cal was incorporated in California in 1971.

Recent Developments

 2003 Harvest.  For the year 2003, the Company harvested approximately 20,700 tons of wine grapes, an 18% increase from the 2002 harvest of 17,550 tons.  This increase was primarily due to a 19% increase in average yield per acre from 2002 to 2003, as recently planted acres continued to mature.

 Vineyard Write-Downs.  The 2003 financial results include a write-down of vineyard improvements in the amount of $1,269,000 due to approximately 260 acres of under-performing vines.  A similar write-down in the amount of $1,040,000 on 150 acres was taken in 2002.

 2004 Grape Prices.  Approximately 50% of the Company’s producing acreage is covered by purchase contracts that use data from the Final Grape Crush Report (the “Crush Report”), published by the California Department of Food and Agriculture (the “CDFA”) on or about March 10 of each year, to calculate prices.  Based on the 2003 Crush Report published March 10, 2004, the Company anticipates receiving prices in 2004 for those contracts utilizing the Crush Report that are 4% to 12% lower than prices received under similar contracts in 2003.  The Company anticipates that the prices it may receive for grapes which are currently not covered by purchase contracts will be significantly less than the prices it will receive for contracted grapes.  See “The Company’s Grape Production Operations-Grape Sales-Pricing.”

 Notice of Termination of Contracts.  In December 2003, the Company’s largest customer, Diageo, delivered a notice to the Company terminating grape purchase contracts covering approximately 1,300 acres, or 38%, of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  Diageo had previously delivered a notice to the Company terminating a contract covering an additional 570 acres, or 15%, of the Company’s producing acreage.  This contract terminated after the 2003 harvest.

Company Strategy

The Company’s strategic objective is to become the leading independent producer of premium varietal wine grapes in California.  The Company believes that its success to date has resulted from execution of a coherent strategy that includes the following elements:

Produce High Quality, High Value Wine Grapes and Bulk Wine.  The Company has positioned itself as an ultra-premium grower on the Central Coast and management believes it has developed an excellent reputation in the wine industry due to its emphasis on quality and performance.  SVI strives to consistently provide its clients with wine grapes that meet demanding specifications for quality, as measured by sugar content and other objective characteristics.  The Company employs various programs to promote top quality grapes, including regulated deficit irrigation on appropriate varieties, upgrades to certain trellis systems to improve air circulation and light penetration, and a pruning strategy that emphasizes low spur densities and balanced vines.  In recent years, the Company has provided winemaking services to various clients and produced wine that is sold on the bulk wine market.  This avenue of growth accounted for approximately 10% of revenues in 2003.  SVI offers a custom approach to both farming and winemaking whereby it tailors its programs to meet the specific needs of each customer.  See “The Company’s Grape Production Operations—Grape Production.”

 Continue Long-Term Relationships with Leading Wine Producers.  The Company believes that forming and maintaining long-lasting relationships with clients is the key to being successful as an independent grape grower.  The Company has had grape purchase contracts with Diageo and its predecessors since 1972 and with Canandaigua and its predecessors since 1979.  More recently, SVI has expanded its customer list to over 30 different wineries, including Beringer Blass Wine Estates, Niebaum-Coppola Estate Winery, Chalone Wine Group and The Hess Collection Winery.  To increase its ability to retain current clients and attract new clients, the Company provides customized farming and winemaking to meet the specific needs of each client, stresses customer service by allowing clients to access weather, irrigation and farming data through the Company’s proprietary web-based system, VitWatch® and provides clients with customized quarterly reports outlining the farming practices that have been utilized on their contracted grapes.  See “The Company’s Grape Production Operations—Grape Sales.”

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

 Develop High Quality Vineyards, Market Uncontracted Grapes.  The Company currently has approximately 1,280 producing acres of wine grapes, or 37% of the Company’s total producing net vine acres, that are uncontracted.  The Company’s primary focus at this time is to market the production from the uncontracted acres and complete the vineyard development of acres not yet in full production.  As part of its marketing strategy, the Company has developed a marketing and sales team to perform certain duties, including contacting potential winery clients on a regular basis, maintaining communication with current winery clients, attending industry events, and attending and exhibiting at trade shows.  The Company believes that there may be opportunities to acquire existing vineyards and purchase or lease undeveloped land suitable for wine grape vineyards, however, the Company is focusing its efforts primarily on completing its vineyards that are not yet mature and contracting the resultant wine grape production to current or new winery clients.

California Wine and Grape Industry

The market for California table wine has grown significantly over the last 10 years.  California winery table wine revenues have increased at an average 8.7% compound annual rate, from approximately $3.2 billion in 1994 to approximately $6.8 billion in 2003, according to Gomberg, Fredrikson & Associates.  In 2003, wine shipments to the United States grew 5%, to a record 264 million cases.  This 13 million case increase came almost equally from California wines, which were up by 4%, and imports, which were up by 10%.  The growth in California wines was impacted considerably by extreme value wines ($2 to $3 per 750 ml. bottle).  First introduced in 2002, extreme value wines had total sales of 6.8 million cases in 2003.

Total California wine shipments worldwide in 2003 increased by approximately 12.3 million cases, or 6.3%.  Wines in the ultra-premium category (over $14 per 750 ml. bottle) grew by approximately 8% and accounted for about one-third of total California winery revenues.  California wines in the super-premium category ($7 to $14 per 750 ml. bottle) were hurt by imports, although sales still grew by approximately 5%.  The popular premium category ($3 to $7 per 750 ml. bottle) contracted slightly, with a decrease in sales of about 1%, as some consumers traded down to the extreme value category.

Aided by the strong U.S. dollar for the first half of the year, imported wines achieved record volumes in 2003, reaching 68.6 million cases, an increase of 10% over 2002.  Australian imports had total sales of 16.8 million cases in 2003, an increase of 39%, making Australia the second largest wine exporter to the U.S. behind Italy, which experienced an increase in sales to the U.S. of 7%.  The weakening of the U.S. dollar during the latter half of 2003 effectively raised the prices of many imported wines and slowed sales growth.

California wine exports in 2003 increased by more than 18% due to a surge in bulk wine exports.  An 88% increase in bulk wine exports has been fueled by the availability of California wines and the desire of wineries to bottle the wine in the country of destination.  Exports of bottled California wine grew approximately 6% in 2003, slowed by the strength of the U.S. dollar, making it difficult to market California wines in foreign markets.

According to the Crush Report, the 2003 harvest of California wine grapes totaled 2.9 million tons, an 8% decrease from the 2002 crush of 3.1 million tons.  California wine grape growers received an average price in 2003 for white wine grapes of $429 per ton, down 1% from 2002, and an average price for red wine grapes of $609 per ton, also down 1% from 2002.  For growers in California grape pricing district 7 (Monterey and San Benito Counties), the average price for white wine grapes increased by 1%, from $927 per ton in 2002 to $933 in 2003, and the average price for red wine grapes decreased by 6%, from $1,231 per ton in 2002 to $1,163 in 2003.

The Company’s Grape Production Operations

Vineyard Operations

SVI currently owns or manages approximately 5,600 acres of wine grape vineyards in Monterey and San Benito counties.  These properties consist of approximately 4,100 acres in Monterey County operated for the Company’s own account and approximately 1,500 acres operated under management contracts for others.  Of the Company’s approximately 4,080 net vine acres of wine grapes (i.e., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards), the Company expects that in 2004 approximately 83% will be in full production, 2% will be in partial production, and 15% will be non-producing or out of production.  The Company sells the majority of its wine grape production under long-term grape or bulk wine purchase contracts.  Approximately 63% of the Company’s producing acres are currently contracted for the harvest of 2004, and approximately 58% are contracted through at least the harvest of 2006.  See “Recent Developments — Vineyards Write-Downs.”

Grape Production

The harvest of wine grapes occurs annually, generally in September and October for the coastal vineyards of California.  Grape production varies according to the variety of grape produced, location, weather, vine density, the quality and type of soil, water conditions, and other factors.  Newly planted vines take approximately five to six years to reach full maturity and grafted vines take approximately four years to reach full production.  In 1999, the Company developed a 740-acre vineyard and grafting of the final 120 acres of this vineyard is scheduled to occur in 2004.  The Company is also planning on grafting an additional 35 acres at other vineyards.  The Company believes that these acres will be in partial production in 2005 and reach full production in 2007, although no assurances can be given that such production increases will occur with any predictability or at all.

SVI’s vineyards are divided into blocks, each block generally consisting of approximately 20 to 25 acres.  The Company continually evaluates its vineyards on a block-by-block basis and considers various factors, such as the overall product mix of the Company’s vineyards and the productivity of each block.  In 2003, the Company moved certain winery clients from under-performing blocks to more reliable and consistently producing blocks, and removed approximately 260 acres of vines.  The effect of these vineyard removals will be a small reduction in the Company’s overall farming costs and a reduction in the amount of uncontracted grapes the Company has available.

The following table shows SVI’s net vine acres by variety from 2000 to 2004, total tons produced from 2000 to 2003, and tons produced by variety for 2003:

Net Vine Acres Owned by SVI and Tons Produced

	Net Vine Acres					Tons
Variety	2000	2001	2002	2003	2004(4)	2003

Chardonnay	1,057	1,374	1,399	1,293	1,107	8,261
Cabernet Sauvignon	748	776	767	727	727	4,535
Merlot	556	556	600	600	600	2,704
Pinot Noir	160	387	318	362	393	1,296
Sauvignon Blanc	240	240	240	240	240	1,467
Syrah	62	174	174	174	174	923
Gewürztraminer	82	82	82	82	82	484
Zinfandel	86	86	73	73	36	331
Petite Sirah	31	31	31	31	31	227
White Riesling	58	58	58	58	22	214
Valdiguie	20	20	20	20	20	162
Others	31	31	30	28	28	96
Replants/Grafts(1)	209	64	78	100	71	—
New Acreage(2)	740	201	210	185	185	—
Fallow(3)	—	—	—	107	364	—
Total Net Vine Acres	4,080	4,080	4,080	4,080	4,080

Total Tons Produced	10,693	14,019	17,550	—	—	20,700

(1)                                  Replants/grafts are acres which are temporarily taken out of production due to grafting or replanting to change varieties. Acres are deemed to be back in production in the third crop year.

(2)                                  New acreage represents bare ground which is in the development stage.  The development stage is generally the first three years of the vineyard’s life, when the Company expects little or no production.

(3)                                  Fallow acres are under-performing acres that have been removed from production and may be replanted.

(4)                                  As of March 26, 2004.

Grape Sales

Primary Customers.  The wine grape tonnage harvested from the Company’s approximately 3,687 net vine acres in production in 2003 (i.e., excluding vineyards under development or redevelopment) was largely subject to grape purchase contracts with various wine producing companies.  The largest set of these contracts, representing approximately 77% of the Company’s 2003 grape sales revenues and 71% of the Company’s 2003 total revenues, is with Diageo Chateau & Estate Wines Company, a division of Diageo plc.  Diageo is a global premium drinks business headquartered in the United Kingdom and the tenth largest U.S. winery in terms of 2003 case shipments.  The Company’s contractual relationship with Diageo’s predecessor began in 1972 and has been continuous since that time.  In addition, the Company has purchase contracts for its current wine grape production with other wine producers, including Niebaum-Coppola Estate Winery, Canandaigua, Chalone Wine Group, Beringer Blass Wine Estates, David Bruce Winery, Morgan Winery and The Hess Collection Winery.  The Company also provides vineyard management services to Diageo and Pacific Wine Partners, LLC on an aggregate of approximately 1,500 acres of wine grapes.  See “Vineyard Management Contracts.”

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

The terms of the Company’s grape purchase contracts extend to between 2004 and 2014.  Contracts covering approximately 58% of SVI’s producing acreage extend through delivery of the 2006 crop and have “evergreen” renewal provisions whereby the contracts continue until either party gives a two or three years’ prior written notice of termination.  The Company believes that these evergreen provisions are desirable to either allow time to renegotiate the contract with its contracting client or to find a new client for the grape production before the contract terminates, although there can be no assurance that either course of action will be successful.

In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, and such termination became effective after the harvest of 2003.  In December 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering an additional 1,300 acres, or 38% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurances that these efforts will be successful and it is likely that any new purchase agreements will have less favorable terms.  See “Cautionary Information Regarding Forward-Looking Statements — Dependence on Major Customers; Renewal of Grape Purchase Agreements.”

The Company believes that it has excellent relationships with its clients that have been built over many years of satisfying their needs for quality, timely delivery and service.  Long-term supply arrangements benefit clients by providing a significant, reliable supply of high-quality grapes at predictable prices.  These contracts also benefit the Company by providing reliable sources of revenues.  SVI believes that these contracts are one of the major reasons for its past success, and it plans to rely upon these and similar contracts in the future.  While contract terms are typically a function of market factors and it is not possible to know what the terms of the Company’s future grape purchase arrangements will be, it is probable that any renewal or replacement of the Company’s Diageo contracts, the majority of which will expire after the harvest of 2006, will have less favorable terms.

At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2004	140	3.4%
2005	40	1.0
2006	1,365	33.4
2007	45	1.1
2008	85	2.1
2009	0	0.0
2010	0	0.0
2011	90	2.2
2012	20	0.5
2013	70	1.7
2014	325	8.0
Uncontracted	1,280	31.4
Non-Producing	620	15.2
Total	4,080	100.0%

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

Approximately 50% of SVI’s contract grape prices are established each year by various pricing formulas based on the previous year’s prices for each wine grape variety in several specified CDFA reporting districts.  For example, grapes from the Company’s 2004 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 2003 harvest reported in the Crush Report published March 10, 2004.  This enables both the Company and its clients to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year’s harvest.  These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices.  The Company’s grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino county grapes, which tend to be higher than prices for the same varieties produced in Monterey county.  Some recent agreements use pricing formulas that are based more heavily on Monterey county data or use fixed prices which do not fluctuate, which may also be the case for the renewal or replacement of the Diageo agreements and additional agreements covering new or replanted vineyards.

The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of contracted grapes for the primary varieties it has produced since 2000 based on the pricing formulas of its various tonnage-based grape purchase contracts.  As of March 26, 2004, tonnage-based grape and wine purchase contracts covered approximately 54% of the Company’s currently producing acreage.

Weighted Average Prices Per Ton Received by SVI (1)

Variety	2000	2001	2002	2003	2004(2)

Cabernet Sauvignon	$1,747	$2,044	$1,448	$1,578	$1,428
Chardonnay	1,647	1,615	1,323	1,159	1,243
Gewurztraminer	988	943	984	1,048	961
Merlot	1,516	1,552	1,557	1,445	1,395
Petite Sirah	1,240	1,315	1,313	1,337	1,293
Pinot Noir	1,781	1,789	1,765	1,470	1,546
Sauvignon Blanc	1,160	1,181	1,001	856	1,052
Syrah	1,468	1,442	1,158	982	1,015
Valdiguie	890	887	863	845	749
White Riesling	852	884	880	870	874
Zinfandel	1,347	1,473	1,158	1,599	1,402

(1)                                  Prices for most premium varieties decreased in 2002 and 2003 largely as a result of supply and demand conditions.  Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will match or exceed historical prices.

(2)                                  Price estimates for 2004 are based upon existing contracts, Company production and sales estimates for contracted acres, and the 2003 Final Grape Crush Report released March 10, 2004.  These weighted average prices per ton do not include estimated production and sales of uncontracted vineyard acres.  The Company anticipates that prices for grapes produced from uncontracted acres, in particular Cabernet Sauvignon, will be substantially lower than those from its contracted acres.  Currently, the Company has 63% of its producing vineyard acres contracted for the 2004 harvest.

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

Capital Investment Requirement for Acquisition, Development and Improvement of Vineyards

Part of the Company’s strategy has been to expand its operations and grape production through the development of bare land into vineyards, the acquisition of existing vineyards, and the redevelopment of the Company’s older vineyards.  The Company has implemented this strategy through the lease in 1998 of approximately 790 acres of bare land located near the Company’s vineyard headquarters it has developed into vineyards, the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of approximately 575 acres of bare land in Hames Valley it has developed into vineyards, and the redevelopment of certain of the Company’s existing vineyards.

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

It has been the Company’s experience that it currently costs approximately $15,000 to $18,000 per acre over a three-year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of land.  The costs of redeveloping existing vineyards vary depending upon the condition of the vineyard and the scope of the redevelopment plan.  During the past five years, the Company has made over $24 million in capital expenditures to redevelop existing vineyards and develop new vineyards.  Improvement and refurbishment is an ongoing process.  The Company estimates that there will always be some portion of its total net vine acres undergoing some type of redevelopment.  See “-Net Vine Acres Owned by SVI and Tons Produced.”

Due to the development of new vineyards, the redevelopment of existing vineyards and the acres recently taken out of production, approximately 17% of the Company’s vineyard acreage has not yet reached full productive capacity or is out of production.  There can be no assurance that the Company’s properties will achieve their full productive capacity at the rate indicated, if at all.

The following table shows recent and anticipated maturity of the Company’s vineyards.

Anticipated Maturity Levels of SVI’s Net Vine Acres (1)

	Crop Year
	2003	2004	2005	2006	2007	2008
Acres five or more years old (at or near full production)	3,552	3,381	3,429	3,460	3,571	3,716
Acres three and four years old (partial production)	136	78	142	111	145	—
Acres one and two years old (not yet in production)	285	257	145	145	—	—
Acres out of production (2)	107	364	364	364	364	364

Total Acres	4,080	4,080	4,080	4,080	4,080	4,080

(1)  The net vine acreage shown above is SVI’s planted acreage only.  It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

(2)  Certain marginally-producing acres have been taken out of production and it has not been determined when these acres will be replanted, if at all.

Water Supply

The Company’s vineyards are located in the Salinas Valley through which flows the Salinas River.  The watershed of the Salinas Valley is from the Ventana Wilderness in the Los Padres National Forest and Santa Lucia range of coastal mountains.  The Salinas River supplies a large aquifer which is tapped by agricultural users.  In addition, the Salinas River is fed by two large reservoirs, Lake Nacimiento and Lake San Antonio, which were built primarily for agricultural water supply purposes to serve the Salinas Valley.  These reservoirs are maintained by the Monterey County Water Resource Agency.  The Company drip irrigates all of its vineyards from wells located on or near its vineyards.  The quality of the water obtained from the wells is good, and the wells have proven to be a plentiful and reliable source of water for the Company’s operations, even during the drought years of the late 1980’s.  See “Cautionary Information Regarding Forward-Looking Statements - Water.”

Vineyard Management Contracts

The Company provides vineyard management services on approximately 1,500 acres in Monterey and San Benito Counties for Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Pursuant to these management contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested.  The Company’s vineyard management contracts expire no earlier than the completion of harvest in years ranging from 2009 to 2013.  In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards.  The Company may enter into similar arrangements for other vineyard properties in the future.

Wine Production and Sales

SVI began limited production of its own ultra premium varietal wines under the Scheid Vineyards label in 1991.  The Company has contracted for its wine production with Storrs Winery, a small producer of award-winning wines located in Santa Cruz, California, approximately 50 miles from the Company’s vineyard headquarters compound.  The Company currently subleases space in a 1,600 square foot building from Storrs Winery, including certain space dedicated for the Company’s exclusive use in connection with its winemaking activities.  In 1996, the Company obtained a winery license, and a tasting room was opened in 1997 at the Company’s vineyard headquarters compound located on U.S. Highway 101 (a major north-south thoroughfare between San Francisco and Los Angeles) just south of Greenfield and north of King City in Monterey County.

Production and sales have been limited to date.  SVI produced approximately 2,660 and 1,250 cases in 2003 and 2002, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Syrah and Sauvignon Blanc, using Company-grown grapes.  While its actual wine production will depend on various factors, the Company currently plans for production in 2004 of approximately 2,500 cases.  The Company intends to continue to distribute its current wine production directly through its tasting room, web site, restaurants, clubs and a few selected retailers.

Since 1997, the Company has offered an annual “wine dividend” to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company’s wine at up to a 50% discount from the retail price.  The Company intends to offer another “wine dividend” in 2004.  SVI has not yet earned a profit on its wine business and cannot predict when, or if, these operations will become profitable.  Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future.  No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

Competition

Wine grape growing and wine production are highly competitive.  California has over 1,000 bonded wineries although, according to Gomberg, Fredrikson & Associates, the top twelve wineries accounted for approximately 80% of sales based on total California wine shipments in 2003.  In addition, there are many sources of supply of wine grapes in California and in countries outside the United States.  Since 1996, acres planted to wine grapes in California have increased 47%, from approximately 378,000 acres at the end of 1996 to 556,000 at the end of 2002, according to the California Agricultural Statistics Service.  Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year.  Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area.  Many wineries, including certain of the Company’s customers, grow a significant amount of the grapes they need to produce wine in addition to purchasing grapes from independent producers such as SVI.  Although holdings of vineyard properties are not publicly reported, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

In addition, there are numerous wine producers in Europe, Australia, South America, New Zealand and South Africa.  Increasing production in these regions is being targeted at the relatively affluent United States market.  Most imports are bottled wines, however, some American producers have imported bulk wine for bottling and sale in the United States.  In 2003, imports of foreign bulk wine to California were 2.6 million gallons, the equivalent of 1.1 million cases.  Since 1996, American wineries have imported the equivalent of 22.7 million cases of foreign bulk wine.

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

The Company’s current operations require the periodic usage of various chemical herbicides, fungicides and pesticides, some of which contain hazardous or toxic substances. The usage and storage of these chemicals are, to varying degrees, subject to federal and state regulation. To the extent that the Company stores such chemicals, they are contained in a secured storage facility at the Company’s vineyard headquarters compound.  The Company also maintains a comprehensive safety program supervised by the Company’s human resources safety director and a state-licensed pest control advisor.

Trademarks and Labels

The Company has registered a trademark relating to a specific slogan which the Company uses on souvenirs and paraphernalia sold at the Company’s wine tasting room and has filed an application to trademark “VitWatch”, the Company’s proprietary winery client web site.  The Company also has wine labels approved by the Trade and Tax Bureau (“TTB”).

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

Vineyards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill vines.  In recent years phylloxera, a louse that feeds on the roots of grape vines, has infested many vineyards in the wine grape producing regions of California, causing grape yields to decrease.  Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, and most of the other wine grape producing areas of the state have been affected to some degree.  As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely.  Substantially all of the Company’s approximately 4,080 net vine acres of wine grapes are planted or interplanted with rootstock that is designated as phylloxera-resistant.

Another potentially devastating pest is the glassy-winged sharpshooter (“GWSS”).  GWSS poses a significant threat to viticulture throughout California due to its ability to transmit Xylella fastidiosa, the bacterium that causes Pierce’s Disease.  Pierce’s Disease, a deadly vine disorder, has been present in California for more than a century, vectored by the blue-green sharpshooter.  It now presents a much more significant threat because the GWSS is a new and far stronger disease carrier than the blue-green sharpshooter.  The GWSS became established in the Temecula region of southern California in 1999 and, as a result, Pierce’s Disease is so widespread that the future viability of the Temecula region to produce wine grapes is in doubt.  According to the California Department of Food and Agriculture, the list of counties in California infested with the GWSS numbers fourteen, with localized infestations found in parts of Butte, Sacramento, Santa Clara, Fresno, Tulare, Kern, Santa Barbara, Ventura, Los Angeles, San Bernardino, Orange, Riverside, San Diego and Imperial counties.  Thus far, no infestations have occurred in Monterey County and the Company has seen no evidence of the GWSS or Pierce’s Disease in its own vineyards.  The wine industry, along with scientists and certain governmental agencies in California, are searching for ways to control and combat the pest, including a comprehensive system of inspections and monitoring, pesticide spraying and numerous research projects.  Growers statewide pay an annual assessment of $2 per $1,000 of value of grapes to help fund these programs.

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

Dependence on Major Customer; Renewal of Grape Purchase Agreements

Grape purchase contracts with Diageo covered 61% of the Company’s producing acreage in 2003 and accounted for approximately 71% and 74% of the Company’s 2003 and 2002 total revenues, respectively.  The terms of the grape purchase contracts with Diageo extend to between 2006 and 2014.  In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003.  In December 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering an additional 1,300 acres, or 38% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  For 2004, contracts with Diageo cover 58% of the Company’s producing acreage.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurances that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have less favorable terms.

Wine Grape Supply and Demand; Pricing

Due to recent developments, an oversupply situation for certain varieties currently exists in the wine grape industry.  Plantings of new vineyards, yield enhancements through technological advances, and denser plantings of vines have contributed to supply pressure.  In addition, economic uncertainty and increased foreign competition have exacerbated market conditions.  These factors have had a significant impact on grape and bulk wine prices for certain varieties, in particular, Cabernet Sauvignon.  Pricing pressure for the Company’s grape production is expected to continue and could have a material adverse affect on our business and future results.

Uncertainty of Revenue Growth

In 2003, approximately 87% of the Company’s net vine acres were at or near full production, and it is anticipated that a certain portion of the Company’s vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors.  While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company’s existing properties is limited and the Company’s ability to increase revenue depends ultimately upon its ability to acquire, develop and operate more vineyard properties.  There can be no assurance that suitable properties will be available to the Company at prices that would make the Company’s growth plans viable.  Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

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

Substantial capital expenditures are required to develop and acquire new vineyards and improve existing vineyards.  The Company has made and may continue to make such expenditures to finance its expansion, and has incurred and may continue to incur indebtedness.  As a consequence, the Company has and will continue to have significant interest and principal repayment obligations and earnings and cash flow will be adversely affected by increases in interest rates.

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

Competition; Industry Fragmentation

The wine grape industry is extremely competitive.  Many of the Company’s competitors have substantially greater financial, production, personnel and other resources than the Company.  The Company competes with many other producers of premium wine grapes in California, including a few thousand small independent (i.e., not winery controlled) wine grape producers who sell their production to wineries.  In addition, some wineries sell excess production from their own vineyards in the open market.  Moreover, to a significant extent, wine grapes of a particular variety are fungible, and the ability of foreign producers to compete with the Company on the basis of price due to their lower production costs may have a negative impact upon the Company’s profitability.

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

Wine production and sales are subject to extensive regulation by the Federal Trade and Tax Bureau, the California Department of Alcohol Beverage Control and other state and federal governmental authorities that regulate licensing, trade and pricing practices, labeling, advertising and other activities.  In recent years, federal and state authorities have required warning labels on beverages containing alcohol.  Restrictions imposed by government authorities on the sale of wine could increase the retail price of wine, which could have an adverse effect on demand for wine in general.  Increases in excise taxes on wine, if enacted, could reduce demand for wine and wine grapes, which could materially and adversely affect the Company’s business, financial condition and results of operations.

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

Environmental Risks

Ownership of real property creates a potential for environmental liability on the part of the Company.  If hazardous substances are discovered on or emanating from any of the Company’s vineyards and the release of hazardous substances (including fuels and chemicals kept by the Company on its properties for use in its business) presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances.  See “-

Environmental Issues.”

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

Legislative Actions and Potential New Accounting Pronouncements.

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq and proposed accounting changes by the Securities and Exchange Commission, the Company may be required to increase its internal controls, hire additional personnel, and engage outside legal, accounting and advisory services, all of which could cause the Company’s general and administrative costs to increase.  Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense, among others, could increase the expenses that the Company reports under Generally Accepted Accounting Principles and could adversely affect operating results.

ITEM 2.                                                     DESCRIPTION OF PROPERTIES

Corporate Headquarters.  The Company leases approximately 6,700 square feet of office space in Salinas, California under a three-year term which expires January 31, 2007.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company’s fourth quarter ended December 31, 2003.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUIT Y SECURITIES

Market for Class A Common Stock; Related Information

The Company’s Class A Common Stock is traded on the Nasdaq SmallCap Market System under the symbol “SVIN”.  The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Class A Common Stock, as reported by Nasdaq:

	High	Low
2002
First quarter	$3.900	$3.070
Second quarter	$3.850	$3.210
Third quarter	$3.260	$2.800
Fourth quarter	$2.890	$2.240
2003
First quarter	$2.680	$2.350
Second quarter	$3.070	$2.350
Third quarter	$3.651	$2.810
Fourth quarter	$5.139	$3.610

In October 2002, Nasdaq notified the Company that it was not in compliance with the Nasdaq National Market public float requirement that requires the Company to maintain a $5,000,000 minimum market value float.  To ensure continuity of its Nasdaq listing and to protect the interests of Company shareholders, Scheid Vineyards elected to transfer to the Nasdaq SmallCap Market, effective March 3, 2003.

On March 23, 2004, there were 204 holders of record of the Company’s Class A Common Stock and 14 holders of record of the Company’s Class B Common Stock..  For information concerning historical dividends and the Company’s dividend policy, see “Item 6 - Management’s Discussion and Analysis or Plan of Operation - Dividends and Distributions.”

On March 26, 2004 there were stock options exercisable to purchase 152,625 shares of the Company’s Class A Common Stock.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Financial Statements, including the related notes thereto, and other financial information included herein.  The information in this Report includes forward-looking statements.  In addition, past operating results are not necessarily indicative of the results to be expected for future periods.  See “Note Concerning Forward-Looking Statements” and “Item 1 — Business — Cautionary Information Regarding Forward-Looking Statements.”

Overview

Scheid Vineyards Inc. is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 5,600 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,100 acres are operated for the Company’s own account and 1,500 acres are operated under management contracts for others.  All of the properties currently operated by the Company are located in Monterey and San Benito Counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

The Company currently produces 17 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2003, the Company sold approximately 81% of its wine grapes under such supply agreements to over 30 different wineries.  The Company also converts a portion of its grapes, approximately 10% in 2003, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market.  The Company also sells a portion of its grapes, approximately 9% in 2003, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set fee per acre.

In 2003, the Company harvested approximately 20,700 tons of wine grapes, an 18% increase from the 2002 harvest of 17,550 tons.  This increase was primarily due to a 19% increase in the average yield per acre from 2002 to 2003, as recently planted acres continued to mature.

The Company’s largest winery client is Diageo Chateau & Estate Wines Company, a subsidiary of Diageo plc (“Diageo”), a global premium drinks business and the tenth largest U.S. winery in terms of 2003 case shipments.  The Company has had grape purchase contracts with Diageo and its predecessors since 1972.  Contracts with Diageo covered 61% of the Company’s producing acreage and accounted for approximately 71% and 74% of the Company’s 2003 and 2002 total revenues, respectively.  The terms of the purchase contracts with Diageo extend to between 2006 and 2014.  In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003.  In December 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering an additional 1,300 acres, or 38% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  For 2004, contracts with Diageo cover 48% of the Company’s producing acreage.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurances that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have less favorable terms.

SVI also provides vineyard management services pursuant to management contracts with two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Under this arrangement, the Company provides its farming services for a set fee per acre.  In 2003, vineyard management services related to approximately 1,600 acres accounted for approximately 4% of the Company’s total revenues.

As of March 29, 2004, approximately 63% of the Company’s producing acreage is covered by purchase contracts and 37% of producing acreage is uncontracted.  For the contracted acres, approximately 50% are covered by purchase contracts that use data from the Final Grape Crush Report (the “Crush Report”), published by the California Department of Food and Agriculture (the “CDFA”) on or about March 10 of each year, to calculate prices.  Based on the 2003 Crush Report published March 10, 2004, the Company anticipates receiving prices under these contracts that are approximately 4% to 12% less than those received in 2003.

Although the prices for contracted grapes remain relatively strong, prices for uncontracted grapes throughout the industry have been affected by supply outpacing demand.  The largest drop in prices has occurred in the Central Valley, an area which produces more than 70% of the state’s wine grapes and whose production is largely destined for the generic and jug wine market.  Prices for grapes in the coastal regions, however, have also been affected.  During the 2002 and 2003 harvests, spot market prices for uncontracted grapes in Monterey County decreased from previous year levels.  The majority of grapes that were not contracted, in particular Cabernet Sauvignon, were difficult to market, and some blocks of fruit were not picked.  With new vineyards coming into production, yield enhancements through technological advances and other factors, pricing pressure is expected to continue and it is difficult to predict when the demand for certain grape varieties will be in balance with supply.  The Company anticipates that the prices it may receive for grapes which are currently not contracted could be significantly less than the prices it will receive for contracted grapes.

At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2004	140	3.4%
2005	40	1.0
2006	1,365	33.4
2007	45	1.1
2008	85	2.1
2009	0	0.0
2010	0	0.0
2011	90	2.2
2012	20	0.5
2013	70	1.7
2014	325	8.0
Uncontracted	1,280	31.4
Non-Producing	620	15.2
Total	4,080	100.0%

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

The underlying value of vineyard properties is primarily determined by (i) the geographic location of the vineyard, (ii) the varieties planted, (iii) the design, condition and age of the vineyard, (iv) the general state of the wine grape industry, and (v) contracts for the sale of the grape production.  A significant change in the condition of the Company’s vineyards, the general state of the wine industry (particularly the demand for the coastal grapes the Company produces), or the Company’s ability to contract its grape production to wineries, could have a material adverse affect on the carrying values and lives of its vineyard assets as well as the Company’s operating results for the period or periods when the change occurs.                During the years ended December 31, 2003 and 2002, the Company wrote down the value of under-performing portions of its vineyard improvements in the amounts of $1,269,000 and $1,040,000, respectively.

Results of Operations — Years Ended December 31, 2003 and 2002

The following table sets forth certain statement of operations data for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
	(in thousands)

Revenues:
Sales	$25,296	$23,232
Vineyard management, services and other fees	1,060	1,051
Total revenues	26,356	24,283
Cost of sales	14,501	14,283
Gross profit	11,855	10,000
General and administrative expenses	4,694	4,060
Write-down of vineyard improvements	1,269	1,040
Partnership income	—	(263)
Interest expense	770	1,051
Interest income	(14)	(19)
Income before provision for income taxes	5,136	4,131
Provision for income taxes	2,096	1,673
Net income	$3,040	$2,458

Revenues.  SVI derives its revenues from four sources:  (i) sales of wine grapes; (ii) sales of bulk wine; (iii)  vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv)  sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.  Sales (which are comprised of revenue from sales of wine grapes, bulk wine, and wine and wine-related merchandise) increased to $25,296,000 in the year ended December 31, 2003 from $23,232,000 in the 2002 period, an increase of $2,064,000 or 9%.

Revenue from grape sales increased by 7% to $23,664,000 for the year ended December 31, 2003 from $22,111,000 in 2002, an increase of $1,553,000.  Overall, tons harvested for the Company’s own account increased by about 18%, with approximately 20,700 tons harvested in 2003 compared to 17,550 tons in 2002.  Of the total tons harvested, approximately 2,150 tons in 2003 were converted to bulk wine compared to 1,600 tons in 2002.  The increase in tons harvested in 2003 was primarily due to the continuing maturation of recently planted vineyard acres.  The increase in yields was partially offset by a decrease in prices in 2003 which were, on average, approximately 8% less than in 2002 due to a continuing oversupply of certain grape varieties on the open market.  The average price per ton received in 2003 was $1,280, as compared to $1,386 in 2002.

Revenue from sales of bulk wine increased 70% to $1,273,000 for the year ended December 31, 2003 from $747,000 in the 2002 period, an increase of $526,000.  The increase in sales of bulk wine was due primarily to an increase in the amount of grapes made into bulk wine under wine contracts and for the speculative market.

Revenue from the sale of wine and wine-related merchandise was $359,000 for the year ended December 31, 2003 as compared to $374,000 in the 2002 period, a decrease of $15,000 or 4%.

Revenue from vineyard management, services and other fees increased to $1,060,000 for the year ended December 31, 2003 from $1,051,000 in the 2002 period, an increase of $9,000 or 1%.

Gross Profit.  Gross profit for the year ended December 31, 2003 was $11,855,000 as compared to $10,000,000 for the year ended December 31, 2001, an increase of $1,855,000 or 19%.

Gross margin on grape sales increased to 46% in 2003 as compared to 42% in 2002.  The increase in margin was primarily due to an increase in the average yield per acre of approximately 19%.  This increase in yields was partially offset by an 8% decrease in the average price per ton that the Company received for its grape production.  Although the prices the Company received for its grape production that was under contract remained relatively strong, the prices the Company received for grapes sold on the spot market were substantially lower.  See “Description of Business — The Company’s Grape Production Operations — Grape Sales — Pricing.”

Gross margin on the sale of bulk wine increased substantially in 2003.  The Company recognized gross profit on the sale of its bulk wine of $178,000 in 2003 as compared to a loss on bulk wine in 2002 of $157,000.  Due to a decrease in the prices of available bulk wine in 2002, the Company wrote down its 2001 bulk wine inventory by $140,000 in 2002.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative Expenses.  General and administrative expenses increased 16% to $4,694,000 for the year ended December 31, 2003 from $4,060,000 in the 2002 period, an increase of $634,000.  The increase was due primarily to an increase in salaries and benefits for executive and administrative personnel and increases in insurance costs, professional fees, and industry related dues and contributions.

Write-down of Vineyard Improvements.  During the year ended December 31, 2003, the Company wrote down the value of under-performing portions of its vineyard improvements in the amount of $1,269,000, representing approximately 260 acres, as compared to a write-down in 2002 of $1,040,000, representing approximately 150 acres.

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

Interest Expense.    Interest expense was $770,000 for the year ended December 31, 2003 as compared to $1,051,000 in the 2002 period, a decrease of $281,000, and is comprised of the following:

	2003	2002
Interest expense	$871,000	$1,177,000
Less capitalized interest	(101,000)	(126,000)
Interest expense, net of amount capitalized	$770,000	$1,051,000

Total interest expense decreased primarily as a result of decreased borrowings and lower average interest rates in 2003.

Provision for Income Taxes.  The provision for income taxes was $2,096,000 for the year ended December 31, 2003 as compared to $1,673,000 in 2002.  The effective tax rate was 40.9% in 2003 as compared to 40.5% in 2002.

Net Income.  As a result of the above, net income increased $582,000, or 24%, to $3,040,000 for the year ended December 31, 2003 as compared to $2,458,000 in the 2002 period.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon, and continues to rely upon, both short and long-term bank borrowings.  Working capital at December 31, 2003 was $12,256,000 as compared to $8,013,000 at December 31, 2002, an increase of $4,243,000.  The increase in working capital over the past three years is primarily due to decreased expenditures for vineyard improvements, which have been funded out of working capital.  Expenditures for vineyard improvements have decreased from $7.3 million and $3.5 million in 2000 and 2001, to $1.4 million and $0.8 million in 2002 and 2003.

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

The Company currently has borrowing under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2005 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings outstanding on this line of credit at December 31, 2003.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At December 31, 2003, the outstanding amount owed by the Company under these facilities was $5,107,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At December 31, 2003, the weighted average interest rate on these facilities was 3.46%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At December 31, 2003, the outstanding amount owed by the Company under these facilities was $13,800,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At December 31, 2003, the weighted average interest rate on these facilities was 3.44%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At December 31, 2003, the maximum available balance and outstanding balance on this line of credit was $3,149,000.  This line bears interest at the bank’s reference rate minus 0.50% (1.65% at December 31, 2003) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy other financial tests.  At December 31, 2003, the Company was in compliance with all covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the fiscal year ending December 31, 2004.  At March 29, 2004, the Company had $15,000,000 in borrowing availability under its crop line of credit.

Management expects that capital requirements will result in the expenditure of the Company’s available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary.  The Company’s planned vineyard development and improvements are expected to require approximately $2.0 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on reasonable terms.

Cash provided by operating activities was $8,296,000 for the year ended December 31, 2003, compared to $7,881,000 for the same period in 2002, an increase of $415,000.  The increase was primarily due to an increase in net income in 2003 of $582,000 over 2002.

Cash used in investing activities was $10,725,000 for the year ended December 31, 2003, compared to $1,551,000 for the same period in 2002, an increase of $9,174,000.  The increase was principally the result of the Company’s investment of $10,000,000 in excess cash in highly liquid short-term marketable securities.  Expenditures for property and equipment decreased $717,000 to $1,256,000 in 2003 from $1,973,000 in 2002.  The decrease was principally the result of decreases in expenditures for the development of new vineyards and decreases in improvements to the Company’s existing vineyards.  Expenditures for new development and improvements decreased in 2003 as the result of fewer acres being in development.

Cash used in financing activities was $3,624,000 for the year ended December 31, 2003, compared to $7,209,000 for the same period in 2002, a decrease of $3,585,000.  The decrease was due primarily to decreased borrowings and repayments of the Company’s crop line of credit.  The decrease in expenditures for vineyard improvements has freed up available cash flows to fund crop costs, enabling the Company to rely on bank borrowings to a lesser extent than in recent years.

Disclosures Regarding Contractual Obligations and Commitments

The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$22,056	$1,624	$9,032	$11,400	$—
Operating lease obligations	13,803	1,016	2,879	1,774	8,134
Total contractual cash obligations	$35,859	$2,640	$11,911	$13,174	$8,134

Dividends and Distributions

The Company has not paid any cash dividends to date.  The Company intends to retain its future earnings, if any, and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future.  In addition, the Company’s principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

ITEM 7.                                                     FINANCIAL STATEMENTS.

The audited financial statements of the Company are set forth in this Report beginning on page 26.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Scheid Vineyards Inc.:

We have audited the accompanying consolidated balance sheets of Scheid Vineyards Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 24, 2004

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

		December 31,
	Notes	2003	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$1,012	$7,065
Marketable securities		10,009	—
Accounts receivable, trade		1,197	1,722
Accounts receivable, other		15	167
Inventories	3	2,538	1,698
Supplies, prepaid expenses and other current assets		657	505
Current portion of long-term receivable	5	525	525
Total current assets		15,953	11,682
PROPERTY, PLANT AND EQUIPMENT, net	4,7	48,087	51,174
LONG-TERM RECEIVABLE	5	2,624	3,149
OTHER ASSETS, net		838	950
		$67,502	$66,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	7	$1,624	$1,624
Accounts payable		486	576
Accrued liabilities	10	606	229
Accrued interest payable		9	9
Income taxes payable	9	922	1,190
Deferred income taxes	9	50	41
Total current liabilities		3,697	3,669
LONG-TERM DEBT, net of current portion	7	20,432	24,056
DEFERRED INCOME TAXES	9	5,062	3,968
Total liabilities		29,191	31,693

COMMITMENTS AND CONTINGENCIES	10

STOCKHOLDERS’ EQUITY:	6,11,12
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding		—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,248,755 shares outstanding in 2003 and 2002
Class B, $.001 par value; 10,000,000 shares authorized; 3,226,115 shares issued and outstanding in 2003 and 2002		7	7
Additional paid-in capital		21,868	21,868
Retained earnings		21,926	18,886
Accumulated other comprehensive income		9	—
Less: treasury stock; 1,171,558 Class A Common Stock at cost in 2003 and 2002		(5,499)	(5,499)
Total stockholders’ equity		38,311	35,262
		$67,502	$66,955

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

		Year Ended December 31,
	Notes	2003	2002
REVENUES:
Sales		$25,296	$23,232
Vineyard management, services and other fees		1,060	1,051
Total revenues		26,356	24,283
COST OF SALES		14,501	14,283
GROSS PROFIT		11,855	10,000
General and administrative expenses		4,694	4,060
Write-down of vineyard improvements		1,269	1,040
Income from related partnership	8	—	(263)
Interest expense		770	1,051
Interest income		(14)	(19)
INCOME BEFORE PROVISION FOR INCOME TAXES		5,136	4,131
PROVISION FOR INCOME TAXES	9	2,096	1,673
NET INCOME		$3,040	$2,458

BASIC AND DILUTED EARNINGS PER SHARE	2	$0.56	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING	2	5,475	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
BALANCE, January 1, 2002	$7	$21,868	$16,428	$—	$(5,499)	$32,804
Net income	—	—	2,458	—	—	2,458	$2,458
BALANCE, December 31, 2002	7	21,868	18,886	—	(5,499)	35,262
Net income	—	—	3,040	—	—	3,040	$3,040
Unrealized gain on marketable securities	—	—	—	9	—	9	9
BALANCE, December 31, 2003	$7	$21,868	$21,926	$9	$(5,499)	$38,311	$3,049

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,040	$2,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and abandonments	4,395	4,298
Deferred income taxes	1,103	1,154
Other	54	141
Changes in operating assets and liabilities:
Accounts receivable, trade	525	185
Accounts receivable, other	152	(22)
Inventories	(840)	(329)
Supplies, prepaid expenses and other current assets	(152)	25
Accounts payable and accrued liabilities	287	(162)
Income taxes payable	(268)	133
Net cash provided by operating activities	8,296	7,881
CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of long-term receivable	525	525
Purchase of marketable securities	(10,000)	—
Proceeds from sale of property, plant and equipment	6	12
Additions to property, plant and equipment	(1,256)	(1,973)
Other assets	—	(115)
Net cash used in investing activities	(10,725)	(1,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	7,200	13,550
Repayment of long-term debt	(10,824)	(20,674)
Loan fees paid	—	(85)
Net cash used in financing activities	(3,624)	(7,209)
Decrease in cash and cash equivalents	(6,053)	(879)
CASH AND CASH EQUIVALENTS, beginning of year	7,065	7,944
CASH AND CASH EQUIVALENTS, end of year	$1,012	$7,065

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization — The principal business of the Company is the production of premium varietal wine grapes.  The Company currently operates approximately 5,600 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  The terms of these contracts extend to between 2006 to 2014. The largest set of these contracts with a single winery client covered approximately 61% of the Company’s producing acreage through the harvest of 2003 and accounted for approximately 71% and 74% of the Company’s total revenues in 2003 and 2002, respectively.  In 2001, this client delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, or 15% of the Company’s producing acreage, such termination to became effective after the harvest of 2003.  In 2003, this client delivered a notice to the Company terminating other grape purchase contracts covering an additional 1,300 acres, or 38%, of the Company’s producing acreage, such terminations to become effective after the harvest of 2006.

Basis of Presentation — The Company conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation.  All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2003 and 2002, substantially all cash balances were on deposit with the Company’s major bank.

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

Marketable Securities — Marketable securities consist of investment in municipal bond funds and are classified as available for sale.  These debt securities are stated at market value based on the most recently traded price of these securities at December 31, 2003.  Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  Realized gains and losses are determined by the difference between historical purchase price, the cost for which is based upon specific identification method, and gross proceeds received when the marketable securities are sold.

Property, Plant and Equipment — Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets.  Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years.  Development costs incurred during the development period of a vineyard including related interest are capitalized.  Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year.  Any revenue generated prior to a vineyard becoming commercially productive reduces the capitalized cost of the vineyard.  The Company capitalized interest totaling $101,000 and $126,000 in 2003 and 2002, respectively.

Accounting for Impairment or Disposal of Long-Lived Assets —  On January 1, 2002 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  The statement requires that an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows.  The impairment loss is measured by the difference between the carrying amount and fair value of the asset.  After the harvest of 2003, the Company determined that approximately 240 acres of its vineyards were not economically productive and wrote off their carrying value in the amount of $1,269,000.  A similar impairment write-down on approximately 150 acres in the amount of $1,040,000 was taken in 2002.

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

Earnings Per Share and Classes of Common Stock — Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented.  The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.  The number of such options was 172,000 and 152,000 for the years ended December 31, 2003 and 2002, respectively.

Stock Compensation — The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net income and net income per share.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years; 47% and 49% stock price volatility in 2003 and 2002, respectively; weighted average risk free rate of  return of 3.0% and 4.4% in 2003 and 2002, respectively; and no dividends during the expected term.  Forfeitures are recognized as they occur.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income for the years ended December 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below.

	Year Ended December 31,
	2003	2002
Net income:
As reported	$3,040,000	$2,458,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(19,000)	(64,000)
Pro forma	$3,021,000	$2,394,000

Net income per share (Basic and Diluted):
As reported	$0.56	$0.45
Pro forma	$0.55	$0.44

New Financial Accounting Standards — In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 replaces previous accounting guidance provided by the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and is effective for the Company for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of the recognition and measurement provisions of FIN 45 did not have an impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN46”), “Consolidation of Variable Interest Entities”, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003.  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all VIE arrangements entered into after December 31, 2003.  Prior to December 31, 2003, the Company had not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary.  The Company does not expect the adoption of FIN 46-R to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity.  Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003.  In November 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150”, which defers the effective date for various provisions of SFAS No. 150.  SFAS No. 150 did not have a material impact on the Company’s financial statements.  The Company does not expect the adoption of FSP No. 150-3 to have an impact on the Company’s consolidated financial statements.

Reclassifications — Certain amounts in the December 31, 2002 financial statements have been reclassified to conform to the December 31, 2003 presentations.  Such reclassifications had no impact on net income or stockholders’ equity.

3. INVENTORIES

Inventories consist of the following:

	December 31,
	2003	2002
Deferred crop costs	$662,000	$457,000
Bulk and bottled wine	1,853,000	1,214,000
Tasting room merchandise	23,000	27,000
Total	$2,538,000	$1,698,000

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,
	2003	2002
Land and buildings	$6,643,000	$6,618,000
Vineyard improvements	48,799,000	49,428,000
Vineyard improvements under development	4,389,000	4,839,000
Machinery and equipment	6,824,000	6,994,000
Total	66,655,000	67,879,000
Less accumulated depreciation and amortization	(18,568,000)	(16,705,000)
Property, plant and equipment — net	$48,087,000	$51,174,000

5. LONG-TERM RECEIVABLE

The Company has a contract to redevelop and manage certain vineyards owned or controlled by a major client. The contract originally called for the expenditure of approximately $7,500,000 over a three-year period.  The funds for this project were borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7).  The interest rate and payment terms of this receivable are the same as the related note payable.  The note payable to the bank is secured by a letter of credit provided by the client and by the management contract.  The contract calls for the payment of this receivable by the client’s payment of the six annual principal installments under the line, beginning January 5, 2000.  At December 31, 2003, the receivable was due as follows:  $525,000 in 2004, and $2,624,000 in 2005.  The redevelopment of the property was completed in 1999 and the Company continues to manage the operations of the vineyard for the client.

6. CROP LINE OF CREDIT

The Company has a crop line of credit with a bank which currently provides for maximum borrowings of $15,000,000 through July 5, 2005.  Borrowings are secured by crops and other assets with interest due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings outstanding under this credit facility at December 31, 2003.  There was $2,000,000 outstanding under the Company’s crop line of credit at December 31, 2002.

The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth and current working capital amounts.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2003	2002
Crop line of credit (see Note 6)	$—	$2,000,000
Note payable to bank, principal due in annual installments of $214,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (3.50% at December 31, 2003)	1,286,000	1,500,000
Note payable to bank, principal due in annual installments of $96,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (3.38% at December 31, 2003)	874,000	970,000
Note payable to bank, principal due in annual installments of $114,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lowerof a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (3.50% at December 31, 2003)	2,047,000	2,161,000
Note payable to bank, principal due in annual installments of $75,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (3.38% at December 31, 2003)	900,000	975,000
Note payable to bank, principal due in annual installments of $178,000 through June 5, 2008, secured by a trust deed on 1,063 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (3.44% at December 31, 2003)	4,094,000	4,272,000
Note payable to bank, principal due in annual installments of $422,000 through June 5, 2008, secured by a trust deed on 775 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (3.44% at December 31, 2003)	9,706,000	10,128,000
Note payable to bank represents borrowings on a $7,500,000 line of credit, which bears interest at the bank’s reference rate less 0.50% (1.65% at December 31, 2003). The note is secured by a letter of credit provided by a major client, and is used for costs incurred for the redevelopment of certain vineyards owned by the client (see Note 5). Principal due in six annual installments which began January 2000	3,149,000	3,674,000
Total	22,056,000	25,680,000
Less current maturities	(1,624,000)	(1,624,000)
Long-term portion	$20,432,000	$24,056,000

Principal payments required on long-term debt for each of the next five years ending December 31 are as follows:

2004	$1,624,000
2005	7,832,000
2006	600,000
2007	600,000
2008	11,400,000
Total	$22,056,000

Substantially all of the Company’s assets serve as collateral for long-term debt.  In addition, the credit facilities and notes contain various financial covenants, including minimum tangible net worth and current working capital amounts.

8. INCOME FROM RELATED PARTNERSHIP

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

9. INCOME TAXES

Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2003	2002
Current deferred income tax assets - State income taxes	$63,000	$76,000
Current deferred income tax liabilities - Prepaid expenses	(113,000)	(117,000)
Net current deferred income tax liability	$(50,000)	$(41,000)

Long-term deferred income tax assets - Deferred state income taxes	$381,000	$300,000
Long-term deferred income tax liabilities - Depreciation	(5,443,000)	(4,268,000)
Net long-term deferred income tax liability	$(5,062,000)	$(3,968,000)

The provision for income taxes is as follows:

	Year Ended December 31,
	2003	2002
Current:
Federal	$755,000	$408,000
State	238,000	111,000
Total	993,000	519,000
Deferred:
Federal	876,000	893,000
State	227,000	261,000
Total	1,103,000	1,154,000
Total provision for income taxes	$2,096,000	$1,673,000

The Company’s effective income tax rate differs from the federal statutory income tax rate due to the following:

	Year Ended December 31,
	2003	2002
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	6.0	5.9
Other	0.9	0.6
Total	40.9%	40.5%

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations — The Company has various operating lease agreements for office space and farm land.  The Company has a lease for office space which expires January 31, 2007 and contains a provision for annual rent adjustments based upon the Consumer Price Index.

Farm land leases cover approximately 2,600 acres with initial terms ranging from 24 to 30 years.  The land leases provide for options to renew ranging from 10 to 20 years and contain provisions for rent adjustments based upon the prevailing market rate, Consumer Price Index, or revenue generated by the property, and also provide for payments of taxes, insurance and maintenance costs.

Aggregate minimum rental payments for each of the next five years ending December 31 are as follows:

2004	$1,016,000
2005	992,000
2006	992,000
2007	895,000
2008	887,000
Thereafter	9,021,000
Total	$13,803,000

Rent charged to operations was $904,000 and $892,000 for the years ended December 31, 2003 and 2002, respectively.  Rent capitalized into vineyard development was $106,000 and $103,000 for the years ended December 31, 2003 and 2002, respectively.

Pension Plans — The Company has two 401(k) Profit Sharing Plans.  The first plan is for the benefit of the Company’s employees who are covered by the United Farm Workers of America Collective Bargaining Agreement.  All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period.  The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code.  The Company’s contribution to the union employees’ plan amounted to $63,000 and $57,000 for the years ended December 31, 2003 and 2002, respectively.

The second plan covers the Company’s non-union employees.  All non-union employees of the Company are eligible to participate in the plan after one year of employment.  Employees may contribute between 1% and 15% of their annual compensation.  The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code.  The Company’s contribution to this plan amounted to $65,000 and $56,000 for the years ended December 31, 2003 and 2002, respectively.

Department of Labor Penalty  — The Company has accrued a liability in the amount of $350,000 at December 31, 2003 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to alleged violations of the California Labor Code.

11. COMMON STOCK

Rights — Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to five votes on all matters submitted to a vote of the stockholders.  The holders of the Class A Common Stock, voting as a separate class, elect 25% of the total Board of Directors of the Company, rounded up to the nearest whole number, and the holders of the Class B Common Stock, voting as a separate class, elect the remaining directors.  Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder or automatically upon transfer to a person other than certain specified persons.  Except for the differing voting rights, the shares of Class A and Class B common stock have substantially identical rights, preferences and privileges.

Warrants — The Company granted the representative of the underwriters of its initial public offering in 1997 warrants to purchase 200,000 shares of common stock at an exercise price of $14.00 per share.  The warrants expired in July 2002.

Conversion of Shares  — During the year ended December 31, 2002 two non-employee children of the Chairman of the Board converted a total of 95,000 Class B Common Shares into Class A Common Shares.

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

The following summarizes stock option activity for the periods presented:

	Shares	Weighted Average Exercise Prices
Outstanding, January 1, 2002	156,000	$6.38
Granted	9,000	$3.49
Cancelled	(2,000)	$3.35
Outstanding, December 31, 2002	163,000	$6.26
Granted	14,000	$3.34
Cancelled	(5,000)	$4.14
Outstanding, December 31, 2003	172,000	$6.12

		Range of Exercise Prices at December 31, 2003
	Under $4.00	$4.00-$9.99	$10.00	Total
Options outstanding	43,000	69,000	60,000	172,000
Weighted average exercise price of options outstanding	$3.42	$4.42	$10.00	$6.12
Options exercisable	22,689	68,876	60,000	151,565
Weighted average exercise price of options exercisable	$3.48	$4.42	$10.00	$6.49
Weighted average fair value of options granted in 2003	$1.64	None	None	$1.64
Weighted average remaining contractual life	8.3 years	4.0 years	3.5 years	4.0 years

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

	Year Ended December 31,
	2003	2002
Interest paid (net of amount capitalized)	$705,000	$1,055,000
Income taxes paid (net of refunds)	$1,261,000	$386,000

****

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 8a.                                               CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

There has been no change in the Company’s internal control of financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

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

10.9

Collective Bargaining Agreement, for the period January 25, 2002 to December 31, 2006, between Scheid Vineyards Inc. and The United Farm Workers of America, AFL-CIO (incorporated by reference to Exhibit number 10.9 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001 filed March 29, 2002).

10.10a†

Vineyard Development and Management Agreement, dated as of December 1, 1995, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.12 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.10b

Amendment No. 1 to Vineyard Development and Management Agreement, dated as of March 28, 1997, by and between Heublein, Inc. and Scheid Vineyards and Management Co. (incorporated by reference to Exhibit number 10.11b to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).(1)

10.11

Agricultural Credit Agreement (General Term Loan), dated October 6, 1994, between Vineyard Investors 1972 and Sanwa Bank California (incorporated by reference to Exhibit number 10.15 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.11a

Amendment to Credit Agreement [L31-L36] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.4 to Registrants Form 10-QSB for the quarterly period ended September 30, 2001 filed November 14, 2001).

10.12

Business Loan Agreement, dated as of March 28, 1997, between Scheid Vineyards and Management Co. and Bank of America National Trust and Savings Association (incorporated by reference to Exhibit number 10.20 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.13†

Long Term Grape Purchase Contract, dated February 12, 1973, between Monterey Farming Corporation and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) a Letter Agreement, dated May 14, 1990, and (iii) an Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993, between Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.21 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.14†

Long Term Grape Purchase Contract, dated December 21, 1972, between Vineyard Investors 1972 and Almaden Vineyards, Inc., as amended by (i) a Memorandum of Understanding, dated August 6, 1987, (ii) an Amendment to Long Term Grape Purchase Contract, dated April 19, 1988, between Vineyard Investors 1972 and Heublein, Inc., (iii) a Second Amendment to Long Term Grape Purchase Contract, dated June 2, 1988, (iv) a Third Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993 and (v) a letter agreement, dated April 6, 1990 (incorporated by reference to Exhibit number 10.22 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.15†

Long Term Grape Purchase Contract, dated February 12, 1973, between Monterey Farming Corporation, as General Partner on behalf of Vineyard 405, and Almaden Vineyards, Inc., as amended by (i) a certain Memorandum of Understanding, dated August 6, 1987, and (ii) an Amendment to Long Term Grape Purchase Contract, dated as of March 12, 1993, between Vineyard 405 and Heublein, Inc. (incorporated by reference to Exhibit number 10.23 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.16†

Long Term Wine Grape Purchase Agreement, dated as of March 12, 1993, by and between Scheid Vineyards and Management Co. and Heublein, Inc. (incorporated by reference to Exhibit number 10.24 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.17†

Grape Purchase Agreement, dated as of April 1, 1996, by and between Scheid Vineyards and Management Co. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.25 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.18†

Grape Purchase Agreement, dated July 1, 1996, by and among Scheid Vineyards and Management Co., Stephen Dooley Wine Co., Inc. and The Chalone Wine Group, Ltd. (incorporated by reference to Exhibit number 10.26 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.19

Alternating Winery Agreement, dated November 30, 1995, by and between Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.27 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.20

Winery Services Agreement, dated January 1, 1996, by and between Scheid Vineyards and Management Co. and Storrs Winery (incorporated by reference to Exhibit number 10.28 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.21

Standard Office Lease, dated July 1, 1999, by and between Scheid Vineyards California Inc. and Tesh Partners, L.P. (incorporated by reference to Exhibit number 10.21 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed March 13, 2000).

10.22†

Lease, dated as of October 18, 1998 between Scheid Vineyards California Inc. and California Orchard Company (incorporated by reference to Exhibit number 10.22 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999.)

10.23

Amended and Restated Buy-Sell Agreement, dated as of December 31, 1997, by and among Scheid Vineyards Inc. and holders of Class B Common Stock (incorporated by reference to Exhibit number 10.24 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

10.24

Joint Agreement, dated as of November 7, 1997, by and among Samuel R. Avila (also known as Sam Avila) and Margaret J. Avila, individually and as trustees under declaration of trust dated August 19, 1989, and Margaret J. Avila and Valarie Bassetti (also known as Valerie Bassetti), as successor co-trustees of the testamentary trust of Joseph Labarere, deceased, Central Coast Federal Land Bank Association, FLCA, Scheid Vineyards and Management Co., Canandaigua Wine Company, a New York corporation, successor by merger to Canandaigua Wine Company, Inc., a Delaware corporation, and Canandaigua West, Inc. (incorporated by reference to Exhibit numbers 10.27a and 99.1 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 (File No. 333-51055) filed May 8, 1998).(1)

10.25

Water Supply Agreement, dated as of January 1, 1997, by Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.36 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.26

Agreement Regarding Water, dated as of January 1, 1996, by Luis Echenique, Ricardo Echenique and Margaret Echenique, Executrix of the Estate of Francis D. Echenique, in favor of each of Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.37 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.27

Easement Agreement, dated January 1, 1997, by Sam Avila and Margaret J. Avila, as trustees under declaration of trust dated August 16, 1989, and Margaret J. Avila and Valarie Bassetti successor co-trustees of the testamentary trust of Joseph Labarere and Sam Avila and Margaret J. Avila and Scheid Vineyards and Management Co., in favor of Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.38 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.28

Credit Agreement (Crop Line of Credit) dated September 7, 1999, by and between Sanwa Bank California and Scheid Vineyards Inc. and Scheid Vineyards California Inc.(incorporated by reference to Exhibit number 10.1 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 1999 filed November 12, 1999).

10.28a

Amendment to Credit Agreement [Crop Line] by and between Bank of the West and Scheid Vineyards California Inc., dated September 19, 2003 (incorporated by reference to Exhibit number 10.1 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 2003).

10.29†

Grape Purchase Agreement, dated as of May 9, 1997, by and between Scheid Vineyards Inc. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.42 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.30†

Grape Purchase Agreement, dated as of April 1, 1997, by and between Vineyard Investors 1972 and Stephen Dooley Wine Co., Inc. (incorporated by reference to Exhibit number 10.43 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.31

Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Alfred G. Scheid (incorporated by reference to Exhibit number 10.44 to Amendment No. 2 to Registrant’s Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.32

Employment Agreement, dated as of March 22, 2001, by and between Scheid Vineyards Inc. and Scott D. Scheid (incorporated by reference to Exhibit number 10.32 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001 filed March 29, 2002).

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
10.36

Lease Agreement, effective as of February 1, 2001 and dated March 9, 2001, by and between Hilltown Properties and Scheid Vineyards Inc. (incorporated by reference to Exhibit number 10.36 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 filed March 29, 2001).

10.37

Standard Office Lease, dated March 20, 2001, by and between Dennis K. Cooper and Scheid Vineyards Inc.(incorporated by reference to Exhibit number 10.1 to Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001.

10.38

Amendment to Credit Agreement [Scheid Ranch] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.2 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 filed November 14, 2001).

10.39

Amendment to Credit Agreement [Viento/Riverview] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.3 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 filed November 14, 2001).

10.40

Amendment to Credit Agreement [San Lucas First] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.5 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 filed November 14, 2001).

10.41

Amendment to Credit Agreement [San Lucas Second] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.6 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 filed November 14, 2001).

10.42

Term Loan Credit Agreement [Hames Loan] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.7 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 filed November 14, 2001).

10.43

Employment Agreement, dated as of March 22, 2001, by and between Scheid Vineyards Inc. and Michael S. Thomsen (incorporated by reference to Exhibit number 10.43 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001 filed March 29, 2002).(2)

21.1	List of Subsidiaries (incorporated by reference to Exhibit number 21.1 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed July 3, 1997).
23.1*	Independent Auditors’ Consent.
31.1*

Certification of Chief Executive Officer of Registrant pursuant to Rule13A-4(a) or Rule 15d-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act 0f 2002.

31.2*

Certification of Chief Financial Officer of Registrant pursuant to Rule13A-4(a) or Rule 15d-14(a) adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act 0f 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)                                 Current Reports on Form 8-K

A Report on Form 8-K was filed by the Company on November 13, 2003 (Items 7 and 12).  The Report announced the Company’s earnings release dated November 13, 2003.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the caption “Principal Accountant  Fees and Services” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

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

Signature	Title	Date

/s/ ALFRED G. SCHEID	Chairman of the Board	March 29, 2004
Alfred G. Scheid
	President, Chief Executive Officer (Principal Executive Officer) and	March 29, 2004
/s/ SCOTT D. SCHEID	Director
Scott D. Scheid

/s/ HEIDI M. SCHEID	Senior Vice President, Secretary,	March 29, 2004
Heidi M. Scheid	Treasurer and Director

/s/ MICHAEL S. THOMSEN	Chief Financial Officer (Principal	March 29, 2004
Michael S. Thomsen	Financial and Accounting Officer)

/s/ JOHN L. CRARY	Director	March 29, 2004
John L. Crary

/s/ ROBERT P. HARTZELL	Director	March 29, 2004
Robert P. Hartzell