Form 10QSB
period 2004-03-31
SCHEID VINEYARDS INC
filed 2004-05-13
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☒    No   ☐

There were 5,475,745 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of May 12, 2004, consisting of 2,361,630 shares of Class A Common Stock and 3,114,115 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes   ☐     No   ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$465	$1,012
Marketable securities	7,051	10,009
Accounts receivable, trade	367	1,197
Accounts receivable, other	10	15
Inventories	5,007	2,538
Supplies, prepaid expenses and other current assets	1,207	657
Deferred income taxes	338	—
Current portion of long-term receivable	2,624	525
Total current assets	17,069	15,953
PROPERTY, PLANT AND EQUIPMENT, net	47,892	48,087
LONG-TERM RECEIVABLE	—	2,624
OTHER ASSETS, net	820	838
	$65,781	$67,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,723	$1,624
Accounts payable and accrued liabilities	1,407	1,101
Income taxes payable	—	922
Deferred income taxes	—	50
Total current liabilities	5,130	3,697
LONG-TERM DEBT, net of current portion	17,808	20,432
DEFERRED INCOME TAXES	5,062	5,062
Total liabilities	28,000	29,191
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,325,755 and 2,248,755 shares outstanding at March 31, 2004 and December 31, 2003, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,149,115 and 3,226,115 and shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	7	7
Additional paid-in capital	21,868	21,868
Retained earnings	21,367	21,926
Accumulated other comprehensive income	38	9
Less: treasury stock; 1,171,558 Class A shares at cost at March 31, 2004 and December 31, 2003	(5,499)	(5,499)
Total stockholders’ equity	37,781	38,311
	$65,781	$67,502

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Sales	$959	$888
Vineyard management, services and other fees	165	193
Total revenues	1,124	1,081
COST OF SALES	655	732
GROSS PROFIT	469	349
General and administrative expenses	1,339	1,117
Interest expense	159	184
Interest and investment income	(81)	(10)
LOSS BEFORE INCOME TAX BENEFIT	(948)	(942)
INCOME TAX BENEFIT	389	377
NET LOSS	$(559)	$(565)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.10)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,475	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(559)	$(565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	741	781
Deferred income taxes	(388)	(377)
Gain on sale of marketable securities	(83)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	830	1,549
Accounts receivable, other	5	167
Inventories	(2,469)	(2,158)
Supplies, prepaid expenses and other current assets	(550)	44
Accounts payable and accrued liabilities	306	172
Income taxes payable	(922)	(1,190)
Net cash used in operating activities	(3,089)	(1,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(528)	(476)
Proceeds from sale of marketable securities	3,070	—
Net cash provided by investing activities	3,067	49

CASH FLOWS USED IN FINANCING ACTIVITIES-
Repayment of long-term debt	(525)	(2,525)
Decrease in cash and cash equivalents	(547)	(4,053)
CASH AND CASH EQUIVALENTS, beginning of period	1,012	7,065
CASH AND CASH EQUIVALENTS, end of period	$465	$3,012

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOOTNOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004, and its results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2003 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB with the SEC on March 30, 2004.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  There were no options granted during the three-month period ended March 31, 2004.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net loss for the three months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below.

	Three Months Ended March 31,
	2004	2003
	(amounts in thousands)
Net loss:
As reported	$(559)	$(565)
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(5)	(5)
Pro forma	$(564)	$(570)

Net loss per share (Basic and Diluted):
As reported	$(0.10)	$(0.10)
Pro forma	$(0.10)	$(0.10)

Income (Loss) Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented.  The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.  In addition, any stock options added to the computation of earnings per share for the three months ended March 31, 2004 and 2003 would be antidilutive as the Company had net losses for those periods.  The number of such options was 172,000 and 163,000 for the three months ended March 31, 2004 and 2003, respectively.

FOOTNOTE 2 - INVENTORIES

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Deferred crop costs	$3,577,000	$662,000
Bulk and bottled wine	1,399,000	1,853,000
Tasting room merchandise	31,000	23,000
Total	$5,007,000	$2,538,000

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

•              increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

•              competition from other producers and wineries,

•              the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production,

•              the availability of financing on terms acceptable to the Company, and

•              the Company’s labor relations.

These and other factors, risks and uncertainties are discussed in greater detail under the caption “Business - Cautionary Information Regarding Forward Looking Statements” in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Overview

Scheid Vineyards Inc. is an independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 5,600 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,100 acres are operated for the Company’s own account, and 1,500 acres are operated under management contracts for others.  All of the properties that the Company currently operates are located in Monterey and San Benito Counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

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

The wine grape business is extremely seasonal.  Similar to most nondiversified agricultural crop producers, the Company recognizes a significant portion of its crop sales revenues at the time of its annual harvest in September and October.  Because success of the Company’s operations is dependent upon the results of the Company’s annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year.  Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized.  In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year.  This is a significant factor in comparing quarterly operating results.  The Company derives a portion of its revenues from sales of bulk wine.  These sales have in the past, and may in the future, occur in years subsequent to the harvest year, which may impact quarterly results.

Results of Operations - Three Months Ended March 31, 2004 and 2003

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

 Sales are comprised of the following:

	Three Months Ended March 31,
	2004	2003
Bulk wine sales	$881,000	$830,000
Wine and wine-related merchandise	78,000	58,000
Total sales	$959,000	$888,000

Bulk wine sales increased in the 2004 period primarily as the result of additional bulk wine available for sale.  The Company crushed approximately 2,150 tons of grapes into wine during the 2003 harvest as compared to approximately 1,600 tons during the 2002 harvest.  Bulk wine sales are typically made in the year following the harvest.

Revenue from vineyard management, services and other fees decreased by 15% to $165,000 for the three months ended March 31, 2004 from $193,000 in the 2003 period, a decrease of $28,000.   Revenues from vineyard management decreased primarily as a result of a reduction in the number of acres under management of approximately 4%, and a reduction in equipment rentals during the three months ended March 31, 2004.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise.  Gross profit for the three months ended March 31, 2004 was $469,000, as compared to $349,000 for the three months ended March 31, 2003, an increase of $120,000, or 34%.  The increase was primarily due to increased prices of bulk wine sold during the first quarter of 2004.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore no cost of sales is deducted in determining gross profit on these services.

General and Administrative.  General and administrative expenses were $1,339,000 for the three months ended March 31, 2004, as compared to $1,117,000 in the 2003 period, an increase of $222,000, or 20%.  The increase was due primarily to increases in salaries and related benefits.

Interest Expense.   Interest expense was $159,000 for the three months ended March 31, 2004, as compared to $184,000 in the 2003 period, a decrease of $25,000, and is comprised of the following:

	Three Months Ended March 31,
	2004	2003
Interest expense	$185,000	$212,000
Less capitalized interest	(26,000)	(28,000)
Interest expense, net of amount capitalized	$159,000	$184,000

Total interest expense decreased in the 2004 period as a result of decreased borrowings.

Investment and Interest Income.  Investment and interest income was $81,000 for the three months ended March 31, 2004, as compared to $10,000 in the 2003 period, an increase of $71,000.  The increase was due to the investment of excess cash in marketable securities in 2004.  There were no such investments in the 2003 period.

Income Tax Benefit.  The benefit from income taxes was $389,000 for the three months ended March 31, 2004, as compared to $377,000 in the 2003 period.  The effective tax rate was 41% and 40% for the three month periods ended March 31, 2004 and 2003, respectively.

Net Loss.   As a result of the above, the Company had a net loss for the three months ended March 31, 2004 of $559,000, as compared to $565,000 in the 2003 period.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at March 31, 2004 of $11,939,000 as compared to $12,256,000 at December 31, 2003, a decrease of $317,000.  The decrease is due primarily to vineyard development costs and equipment purchases in the first quarter of 2004, totaling $528,000.

 Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At March 31, 2004 and December 31, 2003, deferred crop costs totaled $3,577,000 and $662,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowings under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2005 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings on this line at March 31, 2004.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At March 31, 2004, the outstanding amount owed by the Company under these facilities was $5,107,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At March 31, 2004, the weighted average interest rate on these facilities was 3.38%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At March 31, 2004, the outstanding amount owed by the Company under these facilities was $13,800,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At March 31, 2004, the weighted average interest rate on these facilities was 3.44%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At March 31, 2004, the maximum available balance and outstanding balance on this line of credit was $2,624,000.  This line bears interest at the bank’s reference rate minus 0.50% (1.58% at March 31, 2004) and is repayable in six annual installments which began in January 2000.  The note is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.  The remaining amount outstanding on this line is due on January 5, 2005.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At March 31, 2004, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At May 12, 2004, the Company had $15,000,000 in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned vineyard development and improvements are expected to require approximately $2.0 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.3 million on vineyard development and improvements and $0.2 million for equipment purchases during the three months ended March 31, 2004.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $3,089,000 for the three months ended March 31, 2004, compared to $1,577,000 for the same period in 2003, an increase of $1,512,000.  The increase was due primarily to the timing of payments for crop inventories.  Payments for crop inventories and receipt of crop revenues are subject annually to the timing of vineyard expenditures and the grape harvest, which can be expected to vary from year to year.  Collection of accounts receivable decreased in the 2004 period as the result of lower receivable balances at December 31, 2003.  In addition, payments for income taxes decreased in the 2004 period to $922,000 from $1,190,000 in the 2003 period.

Net cash provided by investing activities was $3,067,000 for the three months ended March 31, 2004, compared to $49,000 for the same period in 2003, an increase of $3,018,000.  The increase was principally the result of proceeds from the sale of marketable securities.  Excess cash from the 2003 harvest was invested in marketable securities which are being sold in 2004 to fund expenditures for the 2004 crop.  There were no such investments in 2003.

Net cash used in financing activities was $525,000 for the three months ended March 31, 2004, compared to $2,525,000 for the same period in 2003, a decrease of $2,000,000.  The decrease was due to decreased borrowings on the Company’s crop line of credit in 2004.

Disclosures Regarding Contractual Obligations and Commitments

As of January 1, 2004, the Company was contractually committed to payment on long-term debt obligations and long-term leases as follows:

	Payments Due by Period
	Total	Remaining 2004	2005-2006	2007-2008	Thereafter
Long-term debt	$21,531	$1,099	$9,032	$11,400	$—
Operating lease obligations	13,634	847	2,879	1,774	8,134
Total contractual cash obligations	$35,165	$1,946	$11,911	$13,174	$8,134

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

There has been no change in the Company’s internal control of financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities and Small Business Issuer Purchases of Equity Securities

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

The Company submitted a Report on Form 8-K on February 26, 2004,related to a press release announcing year end financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2004	SCHEID VINEYARDS INC.

/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)