Form 10QSB
period 2004-06-30
SCHEID VINEYARDS INC
filed 2004-08-13
CIK 1039213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes    ☒    No    ☐

There were 5,475,745 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of August 13, 2004, consisting of 2,377,030 shares of Class A Common Stock and 3,098,715 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):     Yes    ☐      No    ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	a.	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

	b.	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

	c.	Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2004 and 2003

	d.	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

	e.	Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Small Business Issuer Purchase of Equity Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$482	$1,012
Marketable securities	2,141	10,009
Accounts receivable, trade	231	1,197
Accounts receivable, other	223	15
Inventories	8,156	2,538
Supplies, prepaid expenses and other current assets	1,102	657
Deferred income taxes	872	—
Current portion of long-term receivable	2,624	525
Total current assets	15,831	15,953
PROPERTY, PLANT AND EQUIPMENT, net	47,839	48,087
LONG-TERM RECEIVABLE	—	2,624
OTHER ASSETS, net	149	838
	$63,819	$67,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,248	$1,624
Accounts payable and accrued liabilities	1,321	1,101
Income taxes payable	—	922
Deferred income taxes	—	50
Total current liabilities	5,569	3,697
LONG-TERM DEBT, net of current portion	16,184	20,432
DEFERRED INCOME TAXES	5,112	5,062
Total liabilities	26,865	29,191
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,377,030 and 2,248,755 shares outstanding at June 30, 2004 and December 31, 2003, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,098,715 and 3,226,115 and shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	7	7
Additional paid-in capital	21,871	21,868
Retained earnings	20,619	21,926
Accumulated other comprehensive income (loss)	(44)	9
Less: treasury stock; 1,171,558 Class A shares at cost at June 30, 2004 and December 31, 2003	(5,499)	(5,499)
Total stockholders’ equity	36,954	38,311
	$63,819	$67,502

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Sales	$1,207	$305	$2,166	$1,193
Vineyard management, services and other fees	247	205	412	398
Total revenues	1,454	510	2,578	1,591
COST OF SALES	1,165	509	1,820	1,241
GROSS PROFIT	289	1	758	350
General and administrative expenses	1,362	1,141	2,701	2,258
Interest expense	151	177	310	361
Investment and interest (income) loss	7	(2)	(74)	(12)
LOSS BEFORE INCOME TAX BENEFIT	(1,231)	(1,315)	(2,179)	(2,257)
INCOME TAX BENEFIT	483	526	872	903
NET LOSS	$(748)	$(789)	$(1,307)	$(1,354)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.14)	$(0.24)	$(0.25)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,476	5,475	5,475	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

NET LOSS	$(748)	$(789)	$(1,307)	$(1,354)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	(138)	—	(81)	—
Less: reclassification adjustment for losses included in net loss	56	—	28	—
COMPREHENSIVE LOSS	$(830)	$(789)	$(1,360)	$(1,354)

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,307)	$(1,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,528	1,576
Deferred income taxes	(872)	(903)
Gain on sale of marketable securities	(74)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	966	1,578
Accounts receivable, other	(208)	(36)
Inventories	(5,618)	(5,969)
Supplies, prepaid expenses and other current assets	(445)	(256)
Accounts payable and accrued liabilities	220	272
Income taxes payable	(922)	(1,190)
Net cash used in operating activities	(6,732)	(6,282)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(1,232)	(876)
Proceeds from sale of property, plant and equipment	—	3
Proceeds from sale of marketable securities	7,889	—
Proceeds from surrender of insurance policy	641	—
Net cash provided by (used in) investing activities	7,823	(348)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Increase in long-term debt	—	3,500
Repayment of long-term debt	(1,624)	(3,624)
Proceeds from exercise of stock options	3	—
Net cash used in financing activities	(1,621)	(124)

Decrease in cash and cash equivalents	(530)	(6,754)
CASH AND CASH EQUIVALENTS, beginning of period	1,012	7,065
CASH AND CASH EQUIVALENTS, end of period	$482	$311

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOOTNOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, and its results of operations and comprehensive loss for the three and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2003 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB with the SEC on March 30, 2004.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  Options for 5,000 shares were granted during each of the six-month periods ended June 30, 2004 and 2003.

                If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net loss for the three and six months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(748)	$(789)	$(1,307)	$(1,354)
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(4)	(5)	(9)	(10)
Pro forma	$(752)	$(794)	$(1,316)	$(1,364)

Net loss per share (Basic and Diluted):
As reported	$(0.14)	$(0.14)	$(0.24)	$(0.25)
Pro forma	$(0.14)	$(0.15)	$(0.24)	$(0.25)

FOOTNOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING

                               POLICIES (Continued)

Income (Loss) Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented.  The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.  In addition, any stock options added to the computation of earnings per share for the three and six months ended June 30, 2004 and 2003 would be antidilutive as the Company had net losses for those periods.  The number of options outstanding at June 30, 2004 and 2003 was 176,000 and 166,000, respectively.

FOOTNOTE 2 - INVENTORIES

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Deferred crop costs	$7,676,000	$662,000
Bulk wine	356,000	1,787,000
Bottled wine	95,000	66,000
Tasting room merchandise	29,000	23,000
Total	$8,156,000	$2,538,000

FOOTNOTE 3 - STOCKHOLDERS’ EQUITY

                                                During the six months ended June 30, 2004, shareholders of Class B Common Stock converted a total of 127,400 shares of Class B Common Stock into Class A Common Stock.   There were no such conversions in the 2003 period.  In addition, options to purchase 875 shares of Class A Common Stock were exercised during the six months ended June 30, 2004.

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

                                                The principal accounting issues which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are the carrying value, capitalization policy and depreciable life of its long-lived assets, primarily its vineyards.  Costs capitalized as vineyard assets include the cost of acquiring the underlying land, vineyard improvements (which include, among other costs, the costs of the vines, the trellis and irrigation systems and pre-productive labor and materials), and interest paid during the development period.  The carrying value and depreciable life associated with these vineyard assets is reviewed by management for impairment on a quarterly basis.  These review procedures include analyzing estimates of future cash flows, comparisons of carrying value with bank appraisals and recent sales of similar vineyards, and analysis of the condition, productivity and estimated remaining life of the vineyard.

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

Recent Developments - 2004 Harvest

                                                The development of the 2004 wine grape crop is proceeding as expected, and the harvesting of grapes began in mid-August in the Company’s southern most vineyards.  The harvest is not expected to be in full swing, however, until early September, which is customary for wine grapes produced on the Central Coast.  The harvest of 2003 began the first week of September.

                                                The 2004 growing season throughout California was characterized by an unusually warm spring followed by a cooler than average summer along the Central Coast of California.  Although it is difficult to predict actual crop size, and weather or other factors may change the Company’s ultimate yields, it is anticipated that the Company’s 2004 yields will be average for most varietals.

Results of Operations - Six Months Ended June 30, 2004 and 2003

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

Sales are comprised of the following:

	Six Months Ended June 30,
	2004	2003
Bulk wine sales	$1,987,000	$1,053,000
Wine and wine-related merchandise	179,000	140,000
Total sales	$2,166,000	$1,193,000

Bulk wine sales increased in the 2004 period primarily as the result of the Company converting more of its grapes from the 2003 harvest into bulk wine.  The Company crushed approximately 2,150 tons of grapes into wine during the 2003 harvest as compared to approximately 1,600 tons during the 2002 harvest.  Bulk wine sales are typically made in the year following the harvest.  The Company sold approximately 273,000 gallons of bulk wine for the six months ended June 30, 2004 as compared to 124,000 gallons in the 2003 period, an increase of 120%.

Revenue from vineyard management, services and other fees increased by 4% to $412,000 for the six months ended June 30, 2004 from $398,000 in the 2003 period, an increase of $14,000.  The increase was due primarily to the Company leasing land, from which vineyard acre have been removed from production, to a third party.  Lease income for the six months ended June 30, 2004 totaled $37,000.  This increase was partially offset by a reduction in the number of acres under management of approximately 4%.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise.  Primarily as a result of the increase in bulk wine sales, gross profit for the six months ended June 30, 2004 was $758,000, as compared to $350,000 for the six months ended June 30, 2003, an increase of $408,000, or 117%.

                                                Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative.  General and administrative expenses were $2,701,000 for the six months ended June 30, 2004, as compared to $2,258,000 in the 2003 period, an increase of $443,000, or 20%.  The increase was due primarily to increases in salaries and related benefits.

Interest Expense.   Interest expense was $310,000 for the six months ended June 30, 2004, as compared to $361,000 in the 2003 period, a decrease of $51,000, and is comprised of the following:

	Six Months Ended June 30,
	2004	2003
Interest expense	$365,000	$416,000
Less capitalized interest	(55,000)	(55,000)
Interest expense, net of amount capitalized	$310,000	$361,000

                                                Total interest expense decreased in the 2004 period as a result of decreased borrowings.

Investment and Interest Income.  Investment and interest income was $74,000 for the six months ended June 30, 2004, as compared to $12,000 in the 2003 period, an increase of $62,000.  The increase was due to the investment of excess cash in marketable securities in 2004.  There were no such investments in the 2003 period.

Income Tax Benefit.  The benefit from income taxes was $872,000 for the six months ended June 30, 2004, as compared to $903,000 in the 2003 period.  The effective tax rate was 40% for both periods.

Net Loss.   As a result of the above, the Company had a net loss for the six months ended June 30, 2004 of $1,307,000, as compared to $1,354,000 in the 2003 period.

                                                The comparison of the results of operations for the three-month periods ended June 30, 2004 and 2003 has been omitted due to the similarity of discussion to the six-month periods above and the relative insignificance of the results of the first two quarters of the fiscal year due to the extreme seasonality of the wine grape business.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at June 30, 2004 of $10,262,000, as compared to $12,256,000 at December 31, 2003, a decrease of $1,994,000.  The decrease was due primarily to vineyard development costs and equipment purchases in the six months ended June 30, 2004, totaling $1,232,000, combined with the repayment of long-term debt with the Company’s primary bank in the amount of $1,099,000.  This decrease was partially offset by proceeds received upon the surrender value of a life insurance policy.

 Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At June 30, 2004 and December 31, 2003, deferred crop costs totaled $7,676,000 and $662,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November and December.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowings under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2006 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings on this line at June 30, 2004.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At June 30, 2004, the outstanding amount owed by the Company under these facilities was $4,608,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At June 30, 2004, the weighted average interest rate on these facilities was 3.57%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At June 30, 2004, the outstanding amount owed by the Company under these facilities was $13,200,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At June 30, 2004, the weighted average interest rate on these facilities was 3.44%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At June 30, 2004, the outstanding balance on this line of credit was $2,624,000, which is due on January 5, 2005.  This line bears interest at the bank’s reference rate minus 0.50% (1.67% at June 30, 2004), and is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At June 30, 2004, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At August 13, 2004, the Company had $15,000,000 in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned vineyard development and improvements are expected to require approximately $2.0 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $0.8 million on vineyard development and improvements and $0.4 million for equipment purchases during the six months ended June 30, 2004.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $6,732,000 for the six months ended June 30, 2004, compared to $6,282,000 for the same period in 2003, an increase of $450,000.  The increase was due primarily to the timing of payments for crop inventories.  Payments for crop inventories and receipt of crop revenues are subject annually to the timing of vineyard expenditures and the grape harvest, which can be expected to vary from year to year.  Collection of accounts receivable decreased in the 2004 period as the result of lower receivable balances at December 31, 2003.  In addition, payments for income taxes decreased in the 2004 period to $922,000 from $1,190,000 in the 2003 period.

Net cash provided by investing activities was $7,823,000 for the six months ended June 30, 2004, compared to net cash used in investing activities of $348,000 for the same period in 2003, a change of $8,171,000.  The increase in cash provided was principally the result of proceeds from the sale of marketable securities in the amount of $7,889,000.  Excess cash from the 2003 harvest was invested in marketable securities, which are being sold in 2004 to fund expenditures for the 2004 crop.  There were no such investments in 2003.  In addition, the Company received proceeds from the surrender of a life insurance policy in the amount of $641,000 in the second quarter of 2004.

Net cash used in financing activities was $1,621,000 for the six months ended June 30, 2004, compared to $124,000 for the same period in 2003, an increase of $1,497,000.  The increase in cash used was due to decreased borrowings on the Company’s crop line of credit in 2004.

Disclosures Regarding Contractual Obligations and Commitments

                                                As of June 30, 2004, the Company was contractually committed to payment on long-term debt obligations and long-term leases as follows:

	Payments Due by Period (in thousands)
	Total	Remaining 2004	2005-2006	2007-2008	Thereafter
Long-term debt	$20,432	$—	$8,432	$12,000	$—
Operating lease obligations	13,346	517	2,026	1,782	9,021
Total contractual cash obligations	$33,778	$517	$10,458	$13,782	$9,021

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

                                                There has been no change in the Company’s internal control of financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                                                None

Item 3.           Defaults Upon Senior Securities

                                                None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its 2004 Annual Meeting of Stockholders on June 3, 2004.  A total of 2,087,582 shares of Class A Common Stock and 3,149,115 shares of Class B Common Stock, or 89.7% and 100.0%, respectively, of the stockholders of record as of April 28, 2004, were present or represented at the meeting.

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

                                                                                                                              The following persons were elected to the Board of Directors of the Company by the Class A stockholders, each of whom was an existing director at that time: John L. Crary and Robert P. Hartzell.  The number of shares voting in favor of John L. Crary was 1,998,082 and the number of shares withheld was 89,500.  The number of shares voting in favor of Robert P. Hartzell was 2,081,481 and the number of shares withheld was 6,101.

The following persons were elected to the Board of Directors of the Company by the Class B stockholders, each of whom was an existing director at that time: Alfred G. Scheid, Scott D. Scheid and Heidi M. Scheid. The number of shares voting in favor of each nominee was 3,149,115.

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

	10.1	Amendment to Credit Agreement [Crop Line] dated August 4, 2004 by and between Bank of the West and Scheid Vineyards California Inc.

	31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company submitted a Report on Form 8-K on May 13, 2004, related to a press release for first quarter end financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)