Form 10QSB
period 2004-09-30
SCHEID VINEYARDS INC
filed 2004-11-15
CIK 1039213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒   No   ☐

There were 5,105,245 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of November 12, 2004, consisting of 2,016,530 shares of Class A Common Stock and 3,088,715 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes   ☐   No   ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,459	$1,012
Marketable securities	5	10,009
Accounts receivable, trade	12,087	1,197
Accounts receivable, other	115	15
Inventories	3,670	2,538
Supplies, prepaid expenses and other current assets	969	657
Deferred income taxes	699	—
Current portion of long-term receivable	2,624	525
Total current assets	22,628	15,953
PROPERTY, PLANT AND EQUIPMENT, net	47,544	48,087
LONG-TERM RECEIVABLE	—	2,624
OTHER ASSETS, net	134	838
	$70,306	$67,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$7,833	$1,624
Accounts payable and accrued liabilities	2,371	1,101
Income taxes payable	—	922
Deferred income taxes	—	50
Total current liabilities	10,204	3,697
LONG-TERM DEBT, net of current portion	15,850	20,432
DEFERRED INCOME TAXES	5,855	5,062
Total liabilities	31,909	29,191
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,387,030 and 2,248,755 shares outstanding at September 30, 2004 and December 31, 2003, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,088,715 and 3,226,115 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	7	7
Additional paid-in capital	21,871	21,868
Retained earnings	22,018	21,926
Accumulated other comprehensive income	—	9
Less: treasury stock; 1,171,558 Class A shares at cost at September 30, 2004 and December 31, 2003	(5,499)	(5,499)
Total stockholders’ equity	38,397	38,311
	$70,306	$67,502

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Sales	$13,143	$11,226	$15,309	$12,419
Vineyard management, services and other fees	341	275	753	673
Total revenues	13,484	11,501	16,062	13,092
COST OF SALES	9,387	6,523	11,207	7,764
GROSS PROFIT	4,097	4,978	4,855	5,328
General and administrative expenses	1,575	1,100	4,276	3,358
Interest expense	162	205	472	566
Investment and interest (income) loss	20	—	(54)	(12)
INCOME BEFORE PROVISION FOR INCOME TAXES	2,340	3,673	161	1,416
PROVISION FOR INCOME TAXES	941	1,498	69	595
NET INCOME	$1,399	$2,175	$92	$821

NET INCOME PER SHARE:
BASIC	$0.26	$0.40	$0.02	$0.15
DILUTED	$0.25	$0.40	$0.02	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,476	5,475	5,476	5,475
DILUTED	5,504	5,475	5,504	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

NET INCOME	$1,399	$2,175	$92	$821
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	—	—	—	—
Less: reclassification adjustment for losses included in net income	—	—	—	—
COMPREHENSIVE INCOME	$1,399	$2,175	$92	$821

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92	$821
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,458	1,530
Deferred income taxes	44	524
Gain on sale of marketable securities	(53)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(10,890)	(8,871)
Accounts receivable, other	(100)	77
Inventories	(1,132)	(2,423)
Supplies, prepaid expenses and other current assets	(312)	100
Accounts payable and accrued liabilities	1,270	933
Income taxes payable	(922)	(1,190)
Net cash used in operating activities	(9,545)	(8,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(1,852)	(927)
Proceeds from sale of property, plant and equipment	—	3
Proceeds from sale of marketable securities	10,048	—
Proceeds from surrender of insurance policy	641	—
Other assets		(53)
Net cash provided by (used in) investing activities	9,362	(452)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Increase in long-term debt	3,250	6,000
Repayment of long-term debt	(1,623)	(3,624)
Proceeds from exercise of stock options	3	—
Net cash provided by financing activities	1,630	2,376

Increase (decrease) in cash and cash equivalents	1,447	(6,575)
CASH AND CASH EQUIVALENTS, beginning of period	1,012	7,065
CASH AND CASH EQUIVALENTS, end of period	$2,459	$490

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOOTNOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, and its results of operations and comprehensive income for the three and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2003 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB for fiscal 2003 filed with the SEC on March 30, 2004.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB for fiscal 2003 with the SEC on March 30, 2004.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  Options for 5,000 shares were granted during each of the nine-month periods ended September 30, 2004 and 2003.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income for the three and nine months ended September 30, 2004 and 2003 would have been decreased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$1,399	$2,175	$92	$821
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(4)	(4)	(13)	(14)
Pro forma	$1,395	$2,171	$79	$807

Net income per share (Basic):
As reported	$0.26	$0.40	$0.02	$0.15
Pro forma	$0.25	$0.40	$0.01	$0.15
Net income per share (Diluted):
As reported	$0.25	$0.40	$0.02	$0.15
Pro forma	$0.25	$0.40	$0.01	$0.15

Net Income Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding for the periods presented.  The computation of diluted earnings per share includes stock options which were dilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.

The following table summarizes the common stock and dilutive stock options used in computing net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average number of common stock outstanding for basic computations	5,476	5,475	5,476	5,475
Dilutive stock options — based on the treasury stock method	28	—	28	—
Average number of shares outstanding for dilutive computations	5,504	5,475	5,504	5,475

At September 30, 2004 and 2003, there were stock options exercisable for 65,000 and 174,000 shares of Class A Common Stock, respectively, that were antidilutive and not included in the calculation of diluted net income per share.

FOOTNOTE 2 — INVENTORIES

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Deferred crop costs	$401,000	$662,000
Bulk wine	3,116,000	1,787,000
Bottled wine	124,000	66,000
Tasting room merchandise	29,000	23,000
Total	$3,670,000	$2,538,000

FOOTNOTE 3 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2004, shareholders of Class B Common Stock converted a total of 127,400 shares of Class B Common Stock into Class A Common Stock.   There were no such conversions in the 2003 period.  In addition, options to purchase 875 shares of Class A Common Stock were exercised during the nine months ended September 30, 2004.

In October 2004, the Company acquired 370,300 shares of its Class A Common Stock from Wellington Management Company, LLP, at a total purchase price of $2,036,650.  The shares will remain in the Company’s treasury.

FOOTNOTE 4 — CONTINGENCIES

The Company had an accrued liability in the amount of $350,000 at September 30, 2004 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to violations of the California Labor Code in 2003.  To date, no funds have been paid out for this potential penalty.

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

•              increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

•              competition from other producers and wineries,

•              the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production,

•              the availability of financing on terms acceptable to the Company, and

•              the Company’s labor relations.

These and other factors, risks and uncertainties are discussed in greater detail under the caption “Business - Cautionary Information Regarding Forward Looking Statements” in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Results of Operations — Nine Months Ended September 30, 2004 and 2003

Revenues.  SVI derives its revenues from four sources:  (i)  sales of wine grapes; (ii) sales of bulk wine; (iii) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (iv) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

Sales are comprised of the following:

	Nine Months Ended September 30,
	2004	2003
Grape sales	$12,650,000	$10,962,000
Bulk wine sales	2,350,000	1,201,000
Wine and wine-related merchandise	309,000	256,000
Total sales	$15,309,000	$12,419,000

The revenues generated by the Company’s vineyards are affected by various factors, including the timing of the harvest, the yield per acre, and the price per ton received.  Revenues from grapes sales are generally recognized at the time of delivery to the winery.  The Company also produces bulk wine under contract and for the speculative market.  These sales have in the past, and may in the future, occur in years subsequent to the harvest year, which may impact quarterly and annual results.

Through September 30, 2004, approximately 80% of the Company’s producing acres had been harvested, as compared to 48% at September 30, 2003.  As a result, grape sales increased $1,688,000, or 15% to $12,650,000 for the nine months ended September 30, 2004, as compared to $10,962,000 for the same period in 2003.  The increase in grape sales due to the significantly greater percentage of acres harvested was offset primarily by three factors.  First, the Company had approximately 3,700 producing acres in 2003 as compared to 3,500 acres in 2004, a decrease of approximately 5%.  Second, average yields per acre through September 30 decreased by approximately 6% from 2003 to 2004.  Third, the average price per ton received on grape sales through September 30 was $1,226 in 2003 as compared to $1,184 in 2004, a decrease of approximately 3%.  As of September 30 2004, the Company had harvested approximately 14,000 tons of grapes, of which 3,500 tons were converted to bulk wine for sale at a later date.  Through September 30, 2003, the Company had harvested 9,500 tons, of which 500 tons were converted to bulk wine.

Bulk wine sales increased $1,149,000, or 96%, to $2,350,000 for the nine months ended September 30, 2004, as compared to $1,201,000 for the same period in 2003.  The increase was due primarily to the Company converting more of its grapes from the 2003 harvest into bulk wine for sale in the following year.  The Company crushed approximately 2,150 tons of grapes into wine during the 2003 harvest as compared to approximately 1,600 tons during the 2002 harvest.  Bulk wine sales are typically made in the year following the harvest.  The Company sold approximately 344,000 gallons of bulk wine for the nine months ended September 30, 2004 as compared to 158,000 gallons in the 2003 period, an increase of 118%.

Revenue from vineyard management, services and other fees increased by 12% to $753,000 for the nine months ended September 30, 2004 from $673,000 in the 2003 period, an increase of $80,000.  The increase was due primarily to lease income derived from the leasing of certain acres that were formerly vineyards but were removed from production after the 2003 harvest.  Lease income for the nine months ended September 30, 2004 totaled $55,000.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing grapes and bulk wine that were sold, and costs related to the sales of wine and wine-related merchandise.  Gross profit for the nine months ended September 30, 2004 was $4,855,000 as compared to $5,328,000 for the nine months ended September 30, 2003, a decrease of $473,000, or 9%.

Gross margin on grape sales decreased to 29% for the nine months ended September 30, 2004 as compared to 42% in the 2003 period.  The decrease in gross margin was primarily due to the decrease in the average yield per acre and the decrease in the average price per ton in 2004 as compared to 2003.  In addition, vineyard costs increased approximately 7%, due primarily to increases in labor rates and related employee benefits.

Gross margin on the sale of bulk wine increased to 21% for the nine months ended September 30, 2004, as compared to 16% in 2003.  The increase was due primarily to an increase in the average sales price in 2004 as compared to 2003.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative.  General and administrative expenses were $4,276,000 for the nine months ended September 30, 2004, as compared to $3,358,000 in the 2003 period, an increase of $918,000, or 27%.  The increase was due primarily to the hiring of additional personnel, increases in salaries, and increases in the cost of providing related benefits.

Interest Expense.   Interest expense was $472,000 for the nine months ended September 30, 2004, as compared to $566,000 in the 2003 period, a decrease of $94,000, and is comprised of the following:

	Nine Months Ended September 30,
	2004	2003
Interest expense	$561,000	$648,000
Less capitalized interest	(89,000)	(82,000)
Interest expense, net of amount capitalized	$472,000	$566,000

Total interest expense decreased in the 2004 period as a result of decreased borrowings.

Investment and Interest Income.  Investment and interest income was $54,000 for the nine months ended September 30, 2004, as compared to $12,000 in the 2003 period, an increase of $42,000.  The increase was due to the investment of excess cash in marketable securities in 2004.  There were no such investments in the 2003 period.

Provision for Income Taxes.  The provision for income taxes was $69,000 for the nine months ended September 30, 2004, as compared to $595,000 in the 2003 period.  For the nine months ended September 30, 2004 and 2003, the effective tax rates were 43% and 42%, respectively.

Net Income.   The Company had net income for the nine months ended September 30, 2004 of $92,000, as compared to $821,000 in the 2003 period.

The comparison of the results of operations for the three-month periods ended September 30, 2004 and 2003 has been omitted due to the similarity of discussion to the nine-month periods above.

Anticipated Results For Fiscal Year Ending December 31, 2004

The harvest of 2004 was completed on November 6, 2004 and the Company estimates that total tons harvested are approximately 5% less than in 2003.  The Company estimates that for the fiscal year ending December 31, 2004, it will record grape sale revenues of approximately $16,000,000, a decrease of approximately 30% from fiscal 2003 grape sale revenues.  However, not all information used to derive amounts due from customers has been finalized as of the date of this report and therefore, actual revenues may differ from those projected above.

In addition to grape sales, the Company crushed approximately 6,400 tons of grapes into bulk wine in 2004, a 200% increase over the amount made into bulk wine in 2003.  Of this total, approximately 3,300 tons were converted into bulk wine pursuant to various wine purchase contacts with wineries, and the Company expects the remaining 3,100 tons that were converted into bulk wine will be sold on the speculative market.  The timing of the sales of these wines and the prices of wines sold on the speculative market can have a significant impact on annual results.

The Company cautions that historical amounts of cost of sales and other expenses deducted in arriving at net income, and historical and third quarter 2004 ratios of costs of sales and other expenses to revenues, should not be expected to provide an indication of gross profit or net income to be reported by the Company for fiscal 2004.  See “—Special Note Regarding Forward-Looking Statements.”

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at September 30, 2004 of $11,686,000, as compared to $12,256,000 at December 31, 2003, a decrease of $570,000.  The decrease was due primarily to $4,600,000 in credit facilities maturing in July 2005, thus becoming a current liability, and the use of proceeds from the sale of marketable securities to fund current year crop costs in the amount of $10,000,000.  This was offset by the recognition of crop sales receivables in the amount of approximately $12,000,000.

Under the Company’s historical working capital cycle, working capital is required primarily to finance the costs of growing and harvesting its wine grape crop.  At September 30, 2004 and December 31, 2003, deferred crop costs totaled $401,000 and $662,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November and December.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large working capital outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowings under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2006 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  At September 30, 2004, the weighted average interest rate on borrowings under this line of $3,250,000 was 4.57%.

The Company has long-term credit facilities, which expire July 5, 2005 and are secured by leasehold interests in the Company’s vineyards.  The Company is currently in negotiations with its lender to extend the terms of these facilities.  At September 30, 2004, the outstanding amount owed by the Company under these facilities was $4,608,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At September 30, 2004, the weighted average interest rate on these facilities was 4.09%.

The Company also has long-term credit facilities, which expire July 5, 2008 and are secured by trust deeds on vineyards.  At September 30, 2004, the outstanding amount owed by the Company under these facilities was $13,200,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At September 30, 2004, the weighted average interest rate on these facilities was 3.75%.

The Company also has a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At September 30, 2004, the outstanding balance on this line of credit was $2,624,000, which is due on January 5, 2005.  This line bears interest at the bank’s reference rate minus 0.50% (2.35% at September 30, 2004), and is secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At September 30, 2004, the Company was in compliance with these covenants.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and short-term borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs during the next twelve months.  At November 12, 2004, the Company had $12,250,000 in borrowing availability under its long-term crop line of credit.

Management anticipates that additional capital requirements will be needed to support expected improvements in the Company’s existing vineyard properties and that this will result in the expenditure of the Company’s available cash and additional borrowing under credit lines and/or new arrangements for term debt.  The Company’s planned vineyard development and improvements are expected to require approximately $2.0 million in capital investment over the next three years.  In addition, the Company expects to invest approximately $1.5 million in equipment purchases.  Of these expected capital requirements, the Company has expended approximately $1.1 million on vineyard development and improvements and $0.8 million for equipment purchases during the nine months ended September 30, 2004.  Management believes it should be able to obtain long-term funds from its present principal lender, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Net cash used in operating activities was $9,545,000 for the nine months ended September 30, 2004, compared to $8,499,000 for the same period in 2003, an increase of $1,046,000.  The increase was due primarily to the early timing of the harvest in 2004.  Through September 30, 2004, approximately 80% of the Company’s producing acres had been harvested, as compared to 48% at September 30, 2003, resulting in a larger accounts receivable balance in the 2004 period.

Net cash provided by investing activities was $9,362,000 for the nine months ended September 30, 2004, compared to net cash used in investing activities of $452,000 for the same period in 2003, a change of $9,814,000.  The increase in cash provided was principally the result of proceeds from the sale of marketable securities in the amount of $10,048,000.  Excess cash from the 2003 harvest was invested in marketable securities, which were sold in 2004 to fund expenditures for the 2004 crop.  There were no such investments in 2003.  In addition, the Company received proceeds from the surrender of a life insurance policy in the amount of $641,000 in the second quarter of 2004.  These proceeds of cash were partially offset by increased expenditures for vineyard improvements in 2004.  The Company grafted approximately 140 acres of vineyards in 2004.

Net cash provided by financing activities was $1,630,000 for the nine months ended September 30, 2004, compared to $2,376,000 for the same period in 2003, a decrease of $746,000.  The decrease in cash used was due to decreased borrowings on the Company’s crop line of credit in 2004.

Disclosures Regarding Contractual Obligations and Commitments

As of September 30, 2004, the Company was contractually committed to payment on long-term debt obligations and long-term leases as follows:

	Payments Due by Period (in thousands)
	Total	Remaining 2004	2005-2006	2007-2008	Thereafter
Long-term debt	$20,432	$—	$8,432	$12,000	$—
Operating lease obligations	13,171	342	2,026	1,782	9,021
Total contractual cash obligations	$33,603	$342	$10,458	$13,782	$9,021

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There has been no change in the Company’s internal control of financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to a lawsuit filed by an employee of the Company who has brought a lawsuit against the manufacturer of a harvester that the Company had purchased.  The employee was injured on such harvester in 2002.  The employee’s lawsuit alleges the manufacturer produced a defective product and is seeking damages for his injury.  The manufacturer has filed a cross complaint against the Company seeking declaratory relief, comparative indemnity, equitable indemnity, breach of contract, breach of express warranties, breach of implied warranties and negligence.  The lawsuit is in its early stages, and does not allege any specified monetary damages.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: November 12, 2004	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)