Form 10KSB
period 2004-12-31
SCHEID VINEYARDS INC
filed 2005-03-31
CIK 1039213

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Issuer’s revenues for its most recent fiscal year:    $23,624,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market SmallCap Market System on March 29, 2005: $12,574,706.  The voting stock held by non-affiliates on that date consisted of 2,034,742 shares of Class A Common Stock.

Number of shares outstanding of each of the issuer’s classes of common stock at March 30, 2005:

Class A   2,034,742     Class B   3,068,715

Portions of the registrant’s Proxy Statement for its June 9, 2005 Annual Stockholders Meeting, which has not been filed as of the date of this filing, are incorporated by reference into Part III of this Report.`

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FORM 10-KSB INDEX

Note Concerning Forward-Looking Statements

PART I
Item 1.	Description of Business.
Item 2.	Description of Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
Item 6.	Management’s Discussion and Analysis or Plan of Operation.
Item 7.	Financial Statements.
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.
Item 8A.	Controls and Procedures.
Item 8B.	Other Information

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions.
Item 13.	Exhibits and Reports on Form 8-K.
Item 14.	Principal Accountant Fees and Services.

Signatures

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

PART I

ITEM 1.                                                     DESCRIPTION OF BUSINESS

Scheid Vineyards Inc., a Delaware corporation (“SVI” or the “Company”), is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes and bulk wine.  The Company currently operates approximately 5,700 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,300 acres are operated for the Company’s own account and 1,400 acres are operated under management contracts for others.  All of the properties the Company currently operates are located in Monterey and San Benito counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

The Company currently produces 17 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2004, the Company sold approximately 58% of its wine grapes under such purchase agreements to over 25 different wineries.  The Company also converts a portion of its grapes, approximately 33% in 2004, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market.  The Company also sells a portion of its grapes, approximately 9% in 2004, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set price per acre.

The Company believes that its clients contract with SVI to assure a consistent, reliable source of high quality premium grapes and/or bulk wine for their wine programs.  The Company’s largest winery client is Diageo Chateau & Estate Wines Company, a division of Diageo plc (“Diageo”), a global premium drinks business and one of the ten largest U.S. wineries in terms of 2004 case shipments.  Grape purchase contracts with Diageo covered 49% of the Company’s producing acreage in 2004 and accounted for approximately 53% and 71% of the Company’s 2004 and 2003 total revenues, respectively.  Diageo produces and markets the wines of Beaulieu Vineyard (BV), BV Coastal, Sterling Vineyards, The Monterey Vineyard and Blossom Hill.  The Company also has long-term grape or bulk wine purchase agreements with other well-known producers of ultra premium wines, including Don Sebastiani & Sons, Niebaum-Coppola Estate Winery, Canandaigua Wine Company (“Canandaigua”, a division of Constellation Brands, Inc.), Purple Wine Company, David Bruce Winery, and Morgan Winery.

The Company sells the majority of its wine grape production under long-term grape and wine purchase contracts.  The terms of these grape purchase contracts extend to between 2005 and 2014, and generally have “evergreen” provisions requiring one to three years’ prior written notice of termination.  SVI also provides vineyard management services to two winery clients, Diageo and Pacific Wine Partners,

LLC (a subsidiary of Constellation Brands, Inc.).  Under these arrangements, the Company provides its farming services for a set fee per acre.  In 2004, vineyard management services accounted for approximately 5% of the Company’s total revenues.

The Company’s executive offices are located at 305 Hilltown Road, Salinas, California 93908, telephone number (831) 455-9990, and its vineyard headquarters are located at 1972 Hobson Avenue, Greenfield, California 93927.  The Company’s sales office is located at 373 Healdsburg Avenue, Healdsburg, California 95488.

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

Recent Developments

 2004 Harvest.  For the year 2004, the Company harvested approximately 19,700 tons of wine grapes, a 5% decrease from the 2003 harvest of 20,700 tons.  This decrease was primarily due to a 6% decrease in the number of producing acres from 2003 to 2004, as approximately 260 acres of under performing vineyards were removed after the harvest of 2003.  Overall yields per acre in 2004 were relatively unchanged from 2003, and the average price per ton received in 2004 decreased approximately 3% from 2003.

The Company continues to expand the amount of grapes that it processes into bulk wine for sale under wine purchase agreements and on the open bulk wine market.  The Company crushed approximately 6,400 tons of grapes into bulk wine during the 2004 harvest, as compared to 2,150 tons in 2003, an almost 200% increase.

 2005 Grape Prices.  Approximately 47% of the Company’s producing acreage is covered by purchase contracts that use data from the Final Grape Crush Report (the “Crush Report”), published by the California Department of Food and Agriculture (the “CDFA”) on or about March 10 of each year, to calculate prices.  Based on the 2004 Crush Report published March 10, 2005, the most significant changes to prices in 2005 for those contracts utilizing the Crush Report are in Cabernet Sauvignon, with a price decrease of 10%; Merlot, with a price decrease of 7%; and Chardonnay, with a price increase of 3%.  The Company anticipates that the prices it will receive for grapes currently not under contract, representing about 11% of anticipated production, could be less than the prices it will receive for contracted grapes for some varietals.  See “The Company’s Grape Production Operations-Grape Sales-Pricing.”

 Winery Facility.  On January 24, 2005, the Company announced that its Board of Directors had approved the construction of a new winery facility (the “Scheid Winery”) to be located at the Company’s vineyard headquarters just off of U. S. Highway 101 on Hobson Avenue near Greenfield, California. When completed, the state-of-the-art winery will cater to premium wine customers in the heart of the Monterey County wine grape growing region.  The completion of the first phase of Scheid Winery will result in the capacity to crush approximately 10,000 tons of grapes and will require an estimated investment of $18 to $20 million.  It is expected that Scheid Winery will operate both as a custom crush facility for present and future winery customers, as well as a winemaking facility for the Company’s own grape production.  It is anticipated that the new facility will be in partial operation by the harvest season in the fall of 2005.  See “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”

Company Strategy

The Company’s strategic objective is to become the leading independent producer of premium varietal wine grapes and bulk wine in California.  The Company believes that its success to date has resulted from execution of a coherent strategy that includes the following elements:

Produce High Quality, High Value Wine Grapes and Bulk Wine.  The Company has positioned itself as an ultra-premium grower on the Central Coast, and management believes it has developed an excellent reputation in the wine industry due to its emphasis on quality and performance.  SVI strives to consistently provide its clients with wine grapes and bulk wine that meet demanding specifications for quality.  The Company employs various programs to promote top quality grapes, including regulated deficit irrigation on appropriate varieties, upgrades to certain trellis systems to improve air circulation and light penetration, and a pruning strategy that emphasizes low spur densities and balanced vines.  In recent years, the Company has provided winemaking services to various clients and produced wine that is sold on the bulk wine market.  This avenue of growth accounted for approximately 24% of revenues in 2004.  The construction of Scheid Winery enhances the Company’s ability to control quality and produce wines that meet the needs of its clients.

 Continue Long-Term Relationships with Leading Wine Producers.   The Company believes that forming and maintaining long-lasting relationships with clients is the key to being successful as an independent grape grower.  The Company has had grape purchase contracts with Diageo and its predecessors since 1972 and with Canandaigua and its predecessors since 1979.  More recently, SVI has expanded its customer list to over 25 different wineries, including Don Sebastiani & Sons, Niebaum-Coppola Estate Winery, Purple Wine Company and David Bruce Winery.  To increase its ability to retain current clients and attract new clients, the Company provides customized farming and winemaking to meet the specific needs of each client, stresses customer service by allowing clients to access weather, irrigation and farming data through the Company’s proprietary web-based system, VitWatch®, and provides clients with customized quarterly reports outlining the farming practices that have been utilized on their contracted grapes.  See “The Company’s Grape Production Operations—Grape Sales.”

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

  Market Uncontracted Grapes and Complete Vineyard Development.  The Company currently has approximately 390 producing acres of wine grapes, or 11% of the Company’s total producing net vine acres, that are not under contract.  The Company’s primary focus at this time is to market the production from these uncontracted acres and complete the vineyard development of acres not yet in full production.  As part of its marketing strategy, the Company has developed a marketing and sales team to perform certain duties, including contacting potential winery clients on a regular basis, maintaining communication with current winery clients, attending industry events, and attending and exhibiting at trade shows.  The Company believes that there may be opportunities to acquire existing vineyards and purchase or lease undeveloped land suitable for wine grape vineyards, however, the Company is focusing its efforts primarily on completing its vineyards that are not yet mature and contracting the resultant wine grape production to current or new winery clients.

California Wine and Grape Industry

The market for California table wine has grown significantly over the last 10 years.  California winery table wine revenues have increased at an average 8.1% compound annual rate, from approximately $3.2 billion in 1994 to approximately $7.0 billion in 2004, according to Gomberg, Fredrikson & Associates.  In 2004, wine shipments to the United States grew 4%, to a record 281 million cases.  This 11 million case increase came from California wines, which were up by 4.6 million cases or 4%; imports, which were up by 3.7 million cases or 5%; and other states in the U.S, which were up 2.1 million cases or 8%.  The growth in California wines was significantly impacted by extreme value wines ($2 to $3 per 750 ml. bottle).  First introduced in 2002, extreme value wines had total sales of 6.9 million cases in 2004.

Total California wine shipments worldwide in 2004 increased by approximately 12.1 million cases, or 5.8%.  Wines in the ultra-premium category (over $14 per 750 ml. bottle) grew by approximately 10% and accounted for over one-third of total California winery revenues.  California wines in the super-premium category ($7 to $14 per 750 ml. bottle) were helped by the slowing of import growth, and sales grew by approximately 9%.  The popular premium category ($3 to $7 per 750 ml. bottle) increased only slightly, with an increase in sales of about 1%, as the result of some consumers trading down to the extreme value category, and an increase in imports in this price category.

The weakening of the U.S. dollar for the second half of 2003 and through 2004 slowed the growth of imported wines, however, imports achieved record volumes in 2004, reaching 73.1 million cases, an increase of 5% over 2003.  Australian imports continued to increase dramatically with total sales of 20.1 million cases in 2004, an increase of 20%.  Australia is the second largest wine exporter to the U.S. behind Italy, which experienced a decrease in sales to the U.S. of 6%.   The weakening of the U.S. dollar has effectively raised the prices of many imported wines and slowed sales growth.

The weakening of the U.S. dollar has also helped increase California wine exports.  In 2004 exports increased by more than 25% over 2003 levels.  A 59% increase in bulk wine exports in 2004 compared to 2003 was fueled by the availability of California wines and the desire of wineries to bottle the wine in the country of destination.  Exports of bottled California wine grew approximately 10% in 2004.

According to the Crush Report, the 2004 harvest of California wine grapes totaled 2.8 million tons, a 3% decrease from the 2003 crush of 2.9 million tons.  California wine grape growers received an average price in 2004 for white wine grapes of $487 per ton, up 14% from 2003, and an average price for red wine grapes of $627 per ton, up 3% from 2003.  For growers in California grape pricing district 7 (Monterey and San Benito Counties), the average price for white wine grapes increased by 2%, from $933 per ton in 2003 to $951 in 2004, and the average price for red wine grapes decreased by 4%, from $1,163 per ton in 2003 to $1,111 in 2004.

The Company’s Grape Production Operations

  Vineyard Operations

SVI currently owns or manages approximately 5,700 acres of wine grape vineyards in Monterey and San Benito counties.  These properties consist of approximately 4,300 acres in Monterey County operated for the Company’s own account and approximately 1,400 acres operated under management contracts for others.  Of the Company’s approximately 4,080 net vine acres of wine grapes (i.e., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards), the Company expects that in 2005 approximately 84% will be in full production, 3% will be in partial production, and 13% will be non-producing or out of production.  The Company sells the majority of its wine grape production under long-term grape or bulk wine purchase contracts.  Approximately 89% of the Company’s producing acres are currently contracted for the harvest of 2005, and approximately 66% are contracted through at least the harvest of 2006.

  Grape Production

The harvest of wine grapes occurs annually, generally in September and October for the coastal vineyards of California.  Grape production varies according to the variety of grape produced, location, weather, vine density, the quality and type of soil, water conditions, and other factors.  Newly planted vines take approximately five to six years to reach full maturity and grafted vines take approximately four years to reach full production.  In 1999, the Company developed a 740-acre vineyard, with the final 120 acres of this vineyard being grafted in 2004.

SVI’s vineyards are divided into blocks, each block generally consisting of approximately 20 to 25 acres.  The Company continually evaluates its vineyards on a block-by-block basis and considers various factors, such as the overall product mix of the Company’s vineyards and the productivity of each block.  In 2002 and 2003, the Company moved certain winery clients from under-performing blocks to more reliable and consistently producing blocks, and removed approximately 365 acres of vines.  In 2005, the Company is replanting 180 of those acres.  The Company believes that these acres will be in partial production in 2006 and reach full production in 2009, although no assurances can be given that such production increases will occur with any predictability or at all.  The remaining 185 acres have been leased under short-term agreements to other farming concerns.  The effect of these vineyard removals will be a small reduction in the Company’s overall farming costs and a reduction in the amount of uncontracted grapes the Company has available.

The following table shows SVI’s net vine acres by variety from 2001 to 2005, total tons produced from 2001 to 2004, and tons produced by variety for 2004:

Net Vine Acres Owned by SVI and Tons Produced

	Net Vine Acres					Tons
Variety	2001	2002	2003	2004	2005(4)	2004
Chardonnay	1,374	1,399	1,293	1,107	1,123	5,868
Cabernet Sauvignon	776	767	727	727	735	4,209
Merlot	556	600	600	600	600	4,037
Pinot Noir	387	318	362	393	393	1,618
Sauvignon Blanc	240	240	240	240	264	1,097
Syrah	174	174	174	174	174	958
Gewürztraminer	82	82	82	82	82	874
Petite Sirah	31	31	31	31	56	244
Petit Verdot	—	—	—	—	37	97
Zinfandel	86	73	73	36	36	194
White Riesling	58	58	58	22	22	90
Valdiguie	20	20	20	20	20	261
Others	31	30	28	28	28	119
Replants/Grafts(1)	64	78	100	70	190	—
New Acreage(2)	201	210	185	185	135	—
Fallow(3)	—	—	107	365	185	—
Total Net Vine Acres	4,080	4,080	4,080	4,080	4,080

Total Tons Produced	14,019	17,550	20,700	19,666	—	19,666

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

(4)                                  As of March 30, 2005.

Grape and Wine Sales

Primary Customers.   The wine grape tonnage harvested from the Company’s approximately 3,460 net vine acres in production in 2004 (i.e., excluding vineyards under development or redevelopment) was largely subject to grape and wine purchase contracts with various wine producing companies.  The largest set of these contracts, representing approximately 74% of the Company’s 2004 grape sales revenues and 53% of the Company’s 2004 total revenues, is with Diageo Chateau & Estate Wines Company, a division of Diageo plc.  Diageo is a global premium drinks business headquartered in the United Kingdom and one of the ten largest U.S. wineries.  The Company’s contractual relationship with Diageo’s predecessor began in 1972 and has been continuous since that time.  In addition, the Company has purchase contracts for its current wine grape production with other wine producers, including Don Sebastiani & Sons, Niebaum-Coppola Estate Winery, Canandaigua, David Bruce Winery, Morgan Winery and The Hess Collection Winery.  The Company also provides vineyard management services to Diageo and Pacific Wine Partners, LLC on an aggregate of approximately 1,400 acres of wine grapes.  See “Vineyard Management Contracts.”

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

The terms of the Company’s wine purchase contracts generally require the clients to purchase specific quantities of wine at specified fixed prices.  The contracts generally require the Company to produce wine that meets normal and customary industry standards for quality.  The majority of the contracts call for partial payment before the end of the year that the grapes are harvested, with the balance due the following year.

The terms of the Company’s grape and wine purchase contracts extend to between 2005 and 2014.  Contracts covering approximately 66% of SVI’s producing acreage extend through delivery of the 2006 crop.  A portion of these contracts have “evergreen” renewal provisions whereby the contracts continue until either party gives a two or three years’ prior written notice of termination.  The Company believes that these evergreen provisions are desirable to either allow time to renegotiate the contract with its contracting client or to find a new client for the grape production before the contract terminates, although there can be no assurance that either course of action will be successful.

In 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering 1,300 acres, or 38% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  The marketing of uncontracted acres is a primary focus of SVI.  However, there can be no assurances that these efforts will be successful and it is likely that any new purchase agreements will have less favorable terms.  See “Cautionary Information Regarding Forward-Looking Statements — Dependence on Major Customers; Renewal of Grape Purchase Agreements.”

SVI began selling wine under wine purchase agreements in 2002 as an adjunct to its traditional method of selling grapes under grape purchase agreements.  In addition, SVI converted certain grapes that were unsold at the time of harvest to bulk wine to be sold on the open market.  SVI has contracted with various third-party processing facilities to “custom crush” the wine it has produced.  In 2004, SVI contracted with six processing facilities to crush a total of approximately 6,400 tons of grapes into wine, equivalent to approximately 1,060,000 gallons.  This represents approximately 33% of the Company’s total production in 2004.  Of this 2004 bulk wine production, approximately 3,600 tons, or 19% of the Company’s total production, was sold pursuant to wine purchase agreements with seven different customers and approximately 2,800 tons, or 14% of SVI’s total production, was produced to be sold on the open bulk wine market.

The Company believes that it has excellent relationships with its clients that have been built over many years of satisfying their needs for quality, timely delivery and service.  Long-term supply arrangements benefit clients by providing a significant, reliable supply of high quality grapes and/or bulk wine at predictable prices.  These contracts also benefit the Company by providing reliable sources of revenues.  SVI believes that these contracts are one of the major reasons for its past success, and it plans to rely upon these and similar contracts in the future.  While contract terms are typically a function of market factors and it is not possible to know what the terms of the Company’s future grape purchase arrangements will be, it is probable that any renewal or replacement of the Company’s Diageo contracts, the majority of which will expire after the harvest of 2006, will have less favorable terms.

At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2005	870	21.3%
2006	1,490	36.5
2007	80	2.0
2008	60	1.5
2009	40	1.0
2010	95	2.3
2011	125	3.1
2012	25	0.6
2013	70	1.7
2014	325	8.0
Uncontracted	390	9.5
Non-Producing	510	12.5
Total	4,080	100.0%

Pricing.  Each year the CDFA publishes the Grape Crush Report on a preliminary basis on or around February 10, with a final report published on or around March 10.  The Crush Report discloses the prices, tons and certain quality standards of all grapes crushed for wine from each of California’s 17 wine grape producing districts in the grape harvest of the previous autumn.  The report is utilized by wineries and wine grape producers to negotiate contracts and establish grape prices, as well as by financial and other institutions who serve the wine industry.

Approximately 47% of SVI’s current contract grape prices are established each year by various pricing formulas based on the previous year’s prices for each wine grape variety in several specified CDFA reporting districts.  For example, grapes from the Company’s 2005 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 2004 harvest reported in the Crush Report published March 10, 2005.  This enables both the Company and its clients to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year’s harvest.  These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices.  The Company’s grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino county grapes, which tend to be higher than prices for the same varieties produced in Monterey county.  Some recent agreements use pricing formulas that are based more heavily on Monterey county data or use fixed prices which do not fluctuate, which may also be the case for the renewal or replacement of the Diageo agreements and additional agreements covering new or replanted vineyards.

The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of contracted grapes for the primary varieties it has produced since 2001 based on the pricing formulas of its various tonnage-based grape purchase contracts.  As of March 30, 2005, tonnage-based grape and wine purchase contracts covered approximately 77% of the Company’s currently producing acreage.

Weighted Average Prices Per Ton Received by SVI (1)

Variety	2001	2002	2003	2004	2005(2)

Cabernet Sauvignon	$2,044	$1,488	$1,578	$1,227	$1,258
Chardonnay	1,615	1,323	1,159	1,221	1,220
Gewurztraminer	943	984	1,048	1,029	936
Merlot	1,552	1,557	1,445	1,212	1,140
Petite Sirah	1,315	1,313	1,337	1,197	1,235
Pinot Noir	1,789	1,765	1,470	1,349	1,138
Sauvignon Blanc	1,181	1,001	856	1,018	1,072
Syrah	1,442	1,158	982	858	908
Valdiguie	887	863	845	715	644
White Riesling	884	880	870	985	946
Zinfandel	1,473	1,158	1,599	1,339	1,231

(1)                                  Prices for most premium varieties have decreased since 2001, largely as a result of supply and demand conditions.  Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will match or exceed historical prices.

(2)                                  Price estimates for 2005 are based upon existing contracts, Company production and sales estimates for contracted acres, and the 2004 Final Grape Crush Report released March 10, 2005.  These weighted average prices per ton do not include estimated production and sales of uncontracted vineyard acres.  The Company anticipates that prices for grapes produced from uncontracted acres, in particular Cabernet Sauvignon, will be lower than those from its contracted acres.  Currently, the Company has 89% of its producing vineyard acres contracted for the 2005 harvest.

 Vineyard Production Cycle

The vineyard production cycle begins each year in December, after completion of harvest.  From December through March vines are pruned and tied to trellises, and damaged stakes, trellises, irrigation systems and other vineyard components are repaired or refurbished.  After winter rains end, irrigation and cultivation of the vineyards begin and continue through the harvest season.  Herbicides are applied as needed through the summer.  Necessary applications of pesticides and fertilizer begin in the spring and continue until harvest.  Grafting and planting also generally take place in the first four or five months of the year.  As growth of the vines accelerates beginning in late spring, they are trained and tied, and excess leaves are sometimes pulled to promote more efficient growth of vines and fruit.  Depending on the rate at which fruit ripens, harvest typically begins in late-August to early-September and is completed by the end of October or early November.  Direct farming costs currently range from $2,400 to $3,200 per acre over the course of the year for vineyards in full production, and revenue from grape purchase contracts are realized at the time of harvest.  Approximately one-half of annual production costs are incurred by June 30.

  Capital Investment Requirement for Acquisition, Development and Improvement of Vineyards

Part of the Company’s strategy has been to expand its operations and grape production through the development of bare land into vineyards, the acquisition of existing vineyards, and the redevelopment of the Company’s older vineyards.  The Company has implemented this strategy through the lease in 1998 of approximately 790 acres of bare land located near the Company’s vineyard headquarters which the Company has developed into vineyards, the 1997 acquisition of the 370-acre Riverview Vineyard, the lease in 1997 of approximately 575 acres of bare land in Hames Valley which the Company has developed into vineyards, and the redevelopment of certain of the Company’s existing vineyards.

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

It has been the Company’s experience that it currently costs approximately $15,000 to $18,000 per acre over a three-year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of land.  The costs of redeveloping existing vineyards vary depending upon the condition of the vineyard and the scope of the redevelopment plan.  During the past six years, the Company has made over $25 million in capital expenditures to redevelop existing vineyards and develop new vineyards.  Improvement and refurbishment is an ongoing process.  The Company estimates that there will always be some portion of its total net vine acres undergoing some type of redevelopment.  See “-Net Vine Acres Owned by SVI and Tons Produced.”

Due to the development of new vineyards, the redevelopment of existing vineyards and the acres recently taken out of production, approximately 15% of the Company’s vineyard acreage has not yet reached full productive capacity or is out of production.  There can be no assurance that the Company’s properties will achieve their full productive capacity at the rate indicated, if at all.

The following table shows recent and anticipated maturity of the Company’s vineyards.

Anticipated Maturity Levels of SVI’s Net Vine Acres (1)

	Crop Year
	2004	2005	2006	2007	2008	2009
Acres five or more years old (at or near full production)	3,340	3,440	3,460	3,570	3,715	3,895
Acres three and four years old (partial production)	120	130	255	325	180	—
Acres one and two years old (not yet in production)	255	325	180	—	—	—
Acres out of production (2)	365	185	185	185	185	185

Total Acres	4,080	4,080	4,080	4,080	4,080	4,080

(1)  The net vine acreage shown above is SVI’s planted acreage only.  It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

(2)  Certain marginally-producing acres have been taken out of production.  Certain of the acres are being replanted in 2005.  It has not been determined when the remaining acres will be replanted, if at all.

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

Vineyard Management Contracts

The Company provides vineyard management services on approximately 1,400 acres in Monterey and San Benito Counties for Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Pursuant to these management contracts, budgeted costs of labor and equipment are advanced to the Company on a monthly basis and the Company receives management fees based on the acreage managed and harvested.  The Company’s vineyard management contracts expire no earlier than the completion of harvest in years ranging from 2009 to 2013.  In certain cases the Company has also received fees for financing vineyard improvements, securing property and designing vineyards.  The Company may enter into similar arrangements for other vineyard properties in the future.

Bottled Wine Production and Sales

SVI produces its own ultra premium varietal wines under the Scheid Vineyards label.  The Company has contracted for its wine production with Storrs Winery, a small producer of award-winning wines located in Santa Cruz, California, approximately 50 miles from the Company’s vineyard headquarters compound.  The Company currently subleases space in a 1,600 square foot building from Storrs Winery, including certain space dedicated for the Company’s exclusive use in connection with its winemaking activities.  The Company’s tasting room is located at the Company’s vineyard headquarters compound located on U.S. Highway 101 (a major north-south thoroughfare between San Francisco and Los Angeles) just south of Greenfield and north of King City in Monterey County.

Production and sales have been limited to date.  SVI produced approximately 2,950 and 2,660 cases in 2004 and 2003, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Syrah and Sauvignon Blanc, using Company-grown grapes.  While its actual wine production will depend on various factors, the Company currently plans for production in 2005 of approximately 3,500 cases.  The Company intends to continue to distribute its current wine production directly through its tasting room, web site, restaurants, clubs and a few selected retailers.

Since 1997, the Company has offered an annual “wine dividend” to holders of at least 100 shares of its Class A Common Stock, whereby such shareholders were entitled to a $0.50 per share credit for use in making purchases of the Company’s wine at up to a 50% discount from the retail price.  It has not yet been determined if the Company will offer another “wine dividend” in 2005.  SVI has not yet earned a profit on its bottled wine business and cannot predict when, or if, these operations will become profitable.  Further, SVI does not expect its wine business to have a material impact on sales or earnings in the foreseeable future.  No assurances can be given that wine production and sales ever will be a major source of profit for the Company.

Competition

Wine grape growing and wine production are highly competitive.  California has over 1,000 bonded wineries although, according to Gomberg, Fredrikson & Associates, the top twelve wineries accounted for approximately 80% of sales based on total California wine shipments in 2004.  In addition, there are many sources of supply of wine grapes in California and in countries outside the United States.  Since 1996, acres planted to wine grapes in California have increased 40%, from approximately 378,000 acres at the end of 1996 to 529,000 at the end of 2003, according to the California Agricultural Statistics Service.  Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year.  Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area.  Many wineries, including certain of the Company’s customers, grow a significant amount of the grapes they need to produce wine in addition to purchasing grapes from independent producers such as SVI.  Although holdings of vineyard properties are not publicly reported, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

In addition, there are numerous wine producers in Europe, Australia, South America, New Zealand and South Africa.  Producers in these countries are increasing their production in these regions and targeting the relatively affluent United States market.  Most imports are bottled wines, however, some American producers have imported bulk wine for bottling and sale in the United States.  Imports of foreign bulk wine to California increased 100% from 2003 to 2004, to 5.2 million gallons, the equivalent of 2.2 million cases.  Since 1996, American wineries have imported the equivalent of 24.9 million cases of foreign bulk wine.

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

Employees and Labor Relations

The Company has approximately 90 full-time employees and employs seasonal and contract labor for vineyard development, pruning, harvesting and other related tasks during peak seasons.  Field labor needs are seasonal, normally peaking at approximately 400 field workers at harvest, and dropping to a low of approximately 50 immediately after harvest.  The Company also uses contracted labor for specialized work, such as grafting, and otherwise when necessary.

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

Vineyards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill vines.  In recent years phylloxera, a louse that feeds on the roots of grape vines, has infested many vineyards in the wine grape producing regions of California, causing grape yields to decrease.  Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, and most of the other wine grape-producing areas of the state have been affected to some degree.  As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely.  Substantially all of the Company’s approximately 4,080 net vine acres of wine grapes are planted or interplanted with rootstock that is designated as phylloxera-resistant.

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

Other pests that may infest vineyards include leafhoppers, thrips, nematodes, mites, insects, orange tortrix, twigbore, microflora and various grapevine diseases.  Pesticides and the selection of resistant rootstocks reduce losses from these pests, but do not eliminate the risk of such loss.  Gophers, rabbits, deer, wild hogs and birds can also pose a problem for vineyards, and wine grape vines are also susceptible to certain virus infections, which may cause reduction of yields.  None of these currently poses a major threat to the Company’s vineyards, although they could do so in the future and, at that time, will have the potential to subject the vineyards to severe damage.

  Dependence on Major Customer; Renewal of Grape Purchase Agreements

Grape purchase contracts with Diageo covered 49% of the Company’s producing acreage in 2004 and accounted for approximately 53% and 71% of the Company’s 2004 and 2003 total revenues, respectively.  The terms of the grape purchase contracts with Diageo extend to between 2006 and 2014.  In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination to become effective after the harvest of 2003.  In December 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering an additional 1,300 acres, or 38% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  Although the Company is marketing these uncontracted acres, there can be no assurances that these efforts will be successful and it is likely that any purchase agreements covering these vineyards will have less favorable terms.

  Wine Grape Supply and Demand; Pricing

An oversupply situation for certain varieties has existed in the wine grape industry for the past few years.  Plantings of new vineyards, yield enhancements through technological advances, and denser plantings of vines have contributed to supply pressure.  In addition, economic uncertainty and increased foreign competition have exacerbated market conditions.  These factors have had a significant impact on grape and bulk wine prices for certain varieties, in particular, Cabernet Sauvignon.  Industry experts believe that supply and demand are coming into balance for most varieties, however, the Company may continue to experience pricing pressures and this could have a material adverse affect on its business and future results.

  Uncertainty of Revenue Growth

In 2004, approximately 82% of the Company’s net vine acres were at or near full production.  It is anticipated that a certain portion of the Company’s vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors.  While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company’s existing properties is limited and the Company’s ability to increase revenue depends upon its ability to acquire, develop and operate more vineyard properties or expand its business into other areas.  There can be no assurance that suitable properties will be available to the Company at prices that would make the Company’s growth plans viable or that the development of Scheid Winery will be successful.  Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

  Fixed Costs and Revenue Fluctuations; Uncertainty of Profitability

The Company incurs annual farming costs currently averaging approximately $2,400 to $3,200 per acre in production.  These costs are incurred throughout the year preceding harvest and are relatively fixed.  Revenues from grape sales are not realized until harvest and vary depending upon yields and prices.  Vineyard productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time.  Furthermore, grape prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future.  Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

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

Substantial capital expenditures are required to develop and acquire new vineyards and improve existing vineyards.  In addition, the Company estimates that an investment of $18 to $20 million will be required to complete the first phase of Scheid Winery.  See “Recent Developments”.  The Company has made and may continue to make such expenditures to finance its expansion, and has incurred and may continue to incur indebtedness.  As a consequence, the Company has and will continue to have significant interest and principal repayment obligations and earnings and cash flow will be adversely affected by increases in interest rates.

 Risks Associated with Business Expansion and Acquisition Strategy; Long-Term Strategies

As part of its long-term strategy, SVI continually evaluates opportunities available in the wine industry, such as acquisitions of developed vineyard properties, increasing acreage under management, and its recent decision to construct a winery facility.  See “Recent Developments.”  There can be no assurance that Scheid Winery will be in operation by the harvest season in the fall of 2005 or that Scheid Winery will be profitable.  In addition, there can be no assurance that the Company will be able to expand it business by locating suitable properties to buy or lease at viable prices, or if it does locate such properties, that it will be able to secure adequate financing.  The development of Scheid Winery and any properties that may be acquired by the Company in the future will require significant capital investment and, in the case of vineyard properties, may require several years of development before becoming productive.

  Competition; Industry Fragmentation

The wine grape industry is extremely competitive.  Many of the Company’s competitors have substantially greater financial, production, personnel and other resources than the Company.  The Company competes with many other producers of premium wine grapes in California, including a few thousand small independent (i.e., not winery controlled) wine grape producers who sell their production to wineries.  The development of Scheid Winery and some wineries sell excess production from their own vineyards in the open market.  Moreover, to a significant extent, wine grapes of a particular variety are fungible, and the ability of foreign producers to compete with the Company on the basis of price due to their lower production costs may have a negative impact upon the Company’s profitability.

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

Corporate Headquarters.  The Company leases approximately 6,700 square feet of office space in Salinas, California under a three-year term, which expires January 31, 2007.

The Company believes that its existing facilities will be adequate to meet the Company’s needs for the foreseeable future.  Should the Company need additional space, management believes it will be able to secure additional space at commercially reasonable rates.

Sales Office.  The Company leases approximately 1,265 square feet of office space in Healdsburg, California under a two-year term, which expires August 31, 2006.

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

ITEM  3.                                                  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM  4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company’s fourth quarter ended December 31, 2004.

PART II

ITEM  5.                                                  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUIT Y SECURITIES

Market for Class A Common Stock; Related Information

The Company’s Class A Common Stock is traded on the Nasdaq SmallCap Market System under the symbol “SVIN”.  The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Class A Common Stock, as reported by Nasdaq:

	High	Low
2003
First quarter	$2.680	$2.350
Second quarter	$3.070	$2.350
Third quarter	$3.651	$2.810
Fourth quarter	$5.139	$3.610
2004
First quarter	$6.350	$4.760
Second quarter	$5.340	$4.810
Third quarter	$5.950	$4.910
Fourth quarter	$6.260	$5.130

On March 17, 2005, there were 322 holders of record of the Company’s Class A Common Stock and 14 holders of record of the Company’s Class B Common Stock.  For information concerning historical dividends and the Company’s dividend policy, see “Item 6 - Management’s Discussion and Analysis or Plan of Operation - Dividends and Distributions.”

On March 30, 2005, there were stock options exercisable to purchase 162,792 shares of the Company’s Class A Common Stock.

In October 2004, the Company acquired 370,300 shares of its Class A Common Stock from Wellington Management Company, LLP, at a total purchase price of $2,038,000.  The shares will remain in the Company’s treasury.

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

Overview

Scheid Vineyards Inc. is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 5,700 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,300 acres are operated for the Company’s own account and 1,400 acres are operated under management contracts for others.  All of the properties the Company currently operates are located in Monterey and San Benito counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

The Company currently produces 17 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2004, the Company sold approximately 58% of its wine grapes under such purchase agreements to over 25 different wineries.  The Company also converts a portion of its grapes, approximately 33% in 2004, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market.  The Company also sells a portion of its grapes, approximately 9% in 2004, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set fee per acre.

In 2004, the Company harvested approximately 19,700 tons of wine grapes, a 5% decrease from the 2003 harvest of 20,700 tons.  This decrease was primarily due to a 6% decrease in the amount of producing acres from 2003 to 2004.  After the harvest of 2003, the Company removed approximately 260 acres of underperforming vineyards.

The Company’s largest winery client is Diageo Chateau & Estate Wines Company, a subsidiary of Diageo plc (“Diageo”), a global premium drinks business, and one of the ten largest U.S. wineries in terms of 2004 case shipments.  The Company has had grape purchase contracts with Diageo and its predecessors since 1972.  Contracts with Diageo covered 49% of the Company’s producing acreage and accounted for approximately 53% and 71% of the Company’s 2004 and 2003 total revenues, respectively.  The terms of the purchase contracts with Diageo extend to between 2006 and 2014.  In 2001, Diageo delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, such termination becoming effective after the harvest of 2003.  In December 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering an additional 1,300 acres, or 38% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurances that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have less favorable terms.

SVI also provides vineyard management services pursuant to management contracts with two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Under this arrangement, the Company provides its farming services for a set fee per acre.  In 2004, vineyard management services related to approximately 1,400 acres accounted for approximately 5% of the Company’s total revenues.

As of March 30, 2005, approximately 89% of the Company’s producing acreage was covered by purchase contracts and 11% of producing acreage was uncontracted.  For the contracted acres, approximately 47% are covered by grape purchase contracts that use data from the Final Grape Crush Report (the “Crush Report”), published by the California Department of Food and Agriculture (the “CDFA”) on or about March 10 of each year, to calculate prices.  Based on the 2004 Crush Report published March 10, 2005, the most significant changes to prices in 2005 for those contracts utilizing the Crush Report are in Cabernet Sauvignon, with a price decrease of 10%; Merlot, with a price decrease of 7%; and Chardonnay, with a price increase of 3%.  The Company anticipates that the prices it will receive for grapes which are currently not contracted could be less than the prices it will receive for contracted grapes for some varietals.

At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2005	870	21.3%
2006	1,490	36.5
2007	80	2.0
2008	60	1.5
2009	40	1.0
2010	95	2.3
2011	125	3.1
2012	25	0.6
2013	70	1.7
2014	325	8.0
Uncontracted	390	9.5
Non-Producing	510	12.5
Total	4,080	100.0%

The wine grape business is extremely seasonal.  Similar to most nondiversified agricultural crop producers, the Company recognizes a large portion of its crop sales revenues at the time of its annual harvest in September and October.  Because success of the Company’s operations is dependent upon the results of the Company’s annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year.  Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized.  In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year.  This is a significant factor in comparing quarterly operating results.  In addition, the Company derives a portion of its revenues (24% in 2004) from sales of bulk wine.  These sales have in the past, and may in the future, occur in years subsequent to the harvest year, which may impact quarterly results.

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

The principal accounting issues which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results are the carrying value, capitalization policy and depreciable life of its long-lived assets, primarily its vineyards and its revenue recognition policy.

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

The underlying value of vineyard properties is primarily determined by (i) the geographic location of the vineyard, (ii) the varieties planted, (iii) the design, condition and age of the vineyard, (iv) the general state of the wine grape industry, and (v) contracts for the sale of the grape production.  A significant change in the condition of the Company’s vineyards, the general state of the wine industry (particularly the demand for the coastal grapes the Company produces), or the Company’s ability to contract its grape production to wineries, could have a material adverse affect on the carrying values and lives of its vineyard assets as well as the Company’s operating results for the period or periods when the change occurs.                During the years ended December 31, 2004 and 2003, the Company wrote down the value of under-performing portions of its vineyard improvements in the amounts of $78,000 and $1,269,000, respectively.

The Company generally recognizes revenue from grape sales upon delivery to the winery.  The Company does not have any allowance for returns because grapes are tested and accepted upon delivery.  The Company generally recognizes revenue from the sale of bulk wine on the speculative market at the time the wine is shipped to the customer.  Revenue from wine sold under wine purchase contracts is recognized when title has transferred to the customer, the price is determinable, and collectibility is reasonably assured.  Title transfers to the customer upon receipt of a required amount of the contract price and acceptance of the wine.  Vineyard management and other services are recognized as provided.

Results of Operations — Years Ended December 31, 2004 and 2003

The following table sets forth certain statement of operations data for the years ended December 31, 2004 and 2003:

	Year Ended December 31,
	2004	2003
	(in thousands)
Revenues:
Sales	$22,506	$25,296
Vineyard management, services and other fees	1,118	1,060
Total revenues	23,624	26,356
Cost of sales	15,372	14,501
Gross profit	8,252	11,855
General and administrative expenses	4,809	4,313
Selling expenses	537	381
Write-down of vineyard improvements	78	1,269
Interest expense	660	770
Investment and interest income	(61)	(14)
Income before provision for income taxes	2,229	5,136
Provision for income taxes	894	2,096
Net income	$1,335	$3,040

Revenues.  SVI derives its revenues from four sources:  (i) sales of wine grapes; (ii) sales of bulk wine; (iii) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room; and (iv) vineyard management and services revenues consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards.

  Sales are comprised of the following:

	Year Ended December 31,
	2004	2003
	(in thousands)
Grape sales	$16,429	$23,664
Bulk wine sales	5,658	1,273
Wine and wine-related merchandise	419	359
Total sales	$22,506	$25,296

Revenue from grape sales decreased by 31% to $16,429,000 for the year ended December 31, 2004 from $23,664,000 in 2003, a decrease of $7,235,000.  The decrease in sales was due to a number of factors.  Overall, tons harvested from the Company’s vineyards decreased by 5%, with approximately 19,700 tons harvested in 2004 compared to 20,700 tons in 2003.  The decrease in tons harvested in 2004 was primarily due to a 6% decrease in the number of producing acres, from approximately 3,690 acres in 2003 to 3,460 in 2004.  After the harvest of 2003, the Company removed approximately 260 acres of underperforming vineyards.  Of the total tons harvested, approximately 6,400 tons in 2004 were converted to bulk wine, compared to 2,150 tons in 2003, an increase of almost 200%.  In addition, the average price per ton received in 2004 was approximately 3% lower than the average price received in 2003.

Revenue from sales of bulk wine increased 344% to $5,658,000 for the year ended December 31, 2004 from $1,273,000 in the 2003 period, an increase of  $4,385,000.  The increase in sales of bulk wine was due to an increase in the amount of grapes made into bulk wine under wine contracts and for the speculative market.  The Company sold approximately 877,000 gallons of bulk wine in 2004 as compared to approximately 177,000 gallons in 2003, an increase of almost 400%.  The average price per gallon received for bulk wine in 2004 decreased 9% from the price received in 2003.

Revenue from the sale of wine and wine-related merchandise was $419,000 for the year ended December 31, 2004 as compared to $359,000 in the 2003 period, an increase of $60,000, or 17%.

Revenue from vineyard management, services and other fees increased to $1,118,000 for the year ended December 31, 2004 from $1,060,000 in the 2003 period, an increase of $58,000, or 5%.  The increase was due primarily to lease income derived from the leasing of certain acres that were formerly vineyards but were removed from production after the 2003 harvest.  Lease income for the year ended December 30, 2004 totaled $110,000.  This increase was offset by decreases in management fees and equipment rentals.

Gross Profit.  Gross profit for the year ended December 31, 2004 was $8,252,000 as compared to $11,855,000 for the year ended December 31, 2003, a decrease of $3,603,000, or 30%.

Gross margin on grape sales decreased to 36% in 2004 as compared to 46% in 2003.  The decrease in margin was primarily due to a 3% decrease in the average price per ton that the Company received for its grape production, as well as an approximately 8% increase in farming costs.  See “Description of Business — The Company’s Grape Production Operations — Grape Sales — Pricing.”   Farming costs increased primarily due to increases in insurance and other employee-related costs, as well as increases in fuel costs.

Gross margin on the sale of bulk wine increased to 22% in 2004, as compared to 14% in 2003.  Although the prices received for wine sold in 2004 decreased by approximately 9%, the cost of producing the wine sold in 2004 was approximately 18% less than cost of the wine sold in 2003.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative Expenses.   General and administrative expenses increased to  $4,809,000 for the year ended December 31, 2004 from $4,313,000 in the 2003 period, an increase of $496,000, or 12%.  The increase was due primarily to increases in insurance and benefits costs for executive and administrative personnel, as well as an increase in the number of administrative personnel.

Selling Expenses.  Selling expenses increased to $537,000 for the year ended December 31, 2004 from $381,000 in the 2003 period, an increase of $156,000, or 41%.  The increase was primarily due to increases in sales commissions paid for the sale of grapes and bulk wine, as well as costs associated with the opening of a sales office.

                                                Write-down of Vineyard Improvements.  During the year ended December 31, 2004, the Company wrote down the value of under-performing portions of its vineyard improvements in the amount of $78,000, representing approximately 12 acres, as compared to a write-down in 2003 of $1,269,000, representing approximately 260 acres.

Interest Expense.   Interest expense was $660,000 for the year ended December 31, 2004, as compared to $770,000 in the 2003 period, a decrease of $110,000, and is comprised of the following:

	2004	2003
Interest expense	$787,000	$871,000
Less capitalized interest	(127,000)	(101,000)
Interest expense, net of amount capitalized	$660,000	$770,000

Interest expense decreased primarily as a result of decreased borrowings and lower average interest rates in 2004.

Investment and Interest Income.  Interest income was $61,000 for the year ended December 31, 2004, as compared to $14,000 in the 2003 period, an increase of $47,000.  The increase was due to the investment of excess cash in marketable securities for the first nine months of 2004.  Those investments were outstanding for only the last month of 2003.

Provision for Income Taxes.  The provision for income taxes was $894,000 for the year ended December 31, 2004, as compared to $2,096,000 in 2003.  The effective tax rate was 40.1% in 2004 as compared to 40.9% in 2003.

Net Income.   As a result of the above, net income decreased $1,705,000, to $1,335,000 for the year ended December 31, 2004 as compared to $3,040,000 in the 2003 period.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  In addition the Company’s winery facility, which is under construction, will require significant investment of capital.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon, and continues to rely upon, both short and long-term bank borrowings.  Working capital at December 31, 2004 was $7,698,000 as compared to $12,256,000 at December 31, 2003, a decrease of $4,558,000.  The decrease in working capital was primarily due to the reclassifying of approximately $4.6 million in long-term bank financing, which is due in July of 2005, to current liabilities.

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

The Company currently has borrowing under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated current working capital needs.  This crop line expires July 5, 2006 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings outstanding on this line of credit at December 31, 2004.

The Company has long-term credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At December 31, 2004, the outstanding amount owed by the Company under these facilities was $4,608,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At December 31, 2004, the weighted average interest rate on these facilities was 4.38%.  The Company is currently negotiating with its current lender, as well as other financial institutions, for the extension of the terms of this credit agreement.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At December 31, 2004, the outstanding amount owed by the Company under these facilities was $13,200,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At December 31, 2004, the weighted average interest rate on these facilities was 4.40%.

The Company also had a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  Any amount borrowed on the line, even if repaid before the end of the availability period, permanently reduces the remaining available line of credit.  At December 31, 2004, the maximum available balance and outstanding balance on this line of credit was $2,625,000.  This line bore interest at the bank’s reference rate minus 0.50% (2.85% at December 31, 2004) and was repayable in six annual installments, which began in January 2000.  The note was secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provides for the Company’s client to make payment of the annual principal installments under this line as and when they become due.  This note and related receivable was repaid in January 2005.

The Company’s principal credit facilities bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy other financial tests.  The Company was not in compliance with one of its financial covenants at December 31, 2004 and has received a waiver of such default from the bank.

Management expects that capital requirements will result in the expenditure of the Company’s available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary.  The Company anticipates that its winery facility will require approximately $18 to $20 million to complete.  In addition, the Company’s planned vineyard development and improvements are expected to require approximately $2.5 million in capital investment over the next three years.  In addition, the Company also expects to invest approximately $1.5 million in equipment purchases.

Management is currently in discussions with its present principal lender, as well as other potential lenders, to obtain additional financing for the construction of its winery facility, and to extend the terms of its existing debt facilities.  Management believes it should be able to obtain these long-term funds, but there can be no assurance that the Company will be able to obtain financing when required or that such financings will be available on favorable terms.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs through year ending December 31, 2005.  At March 30, 2005, the Company had $15,000,000 in borrowing available under its crop line of credit.

Cash provided by operating activities was $2,555,000 for the year ended December 31, 2004, compared to $8,296,000 for the same period in 2003, a decrease of $5,741,000.  The decrease was primarily due to a decrease in net income in 2004 from 2003, as well as increases in receivables and inventories due to the substantial increase in the amount of bulk wine that the Company produced in 2004.  Bulk wine is typically sold in the year after it is produced.

For the year ended December 31, 2004, cash provided by investing activities totaled $9,974,000, compared to cash used in investing activities of $10,725,000 for the same period in 2003, an increase in net cash provided of $20,699,000.  The increase was principally the result of proceeds from the sale of investments in short-term marketable securities in the amount of $10,048,000.  In 2003, the Company purchased those investments for $10,000,000.  Expenditures for property and equipment increased $2,083,000, to $3,339,000 in 2004 from $1,256,000 in 2003.  The increase was principally the result of expenditures for the grafting of 140 acres of vineyards in 2004.

Cash used in financing activities was $3,659,000 for the year ended December 31, 2004, compared to $3,624,000 for the same period in 2003, an increase of  $35,000.  The increase was due to the repurchase of the Company’s Class A Common Stock in the amount of $2,038,000, which was offset by decreased borrowings and repayments of the Company’s crop line of credit.

Disclosures Regarding Contractual Obligations and Commitments

The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$20,432	$7,832	$12,600	$—	$—
Operating lease obligations .	12,945	1,058	2,842	1,556	7,489
Total contractual cash obligations	$33,377	$8,890	$15,442	$1,556	$7,489

Dividends and Distributions

The Company has not paid any cash dividends to date.  The Company intends to retain its future earnings, if any, and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future.  In addition, the Company’s principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

ITEM 7.                                                     FINANCIAL STATEMENTS.

The audited financial statements of the Company are set forth in this Report beginning on page 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Scheid Vineyards Inc.

We have audited the accompanying consolidated balance sheet of Scheid Vineyards Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scheid Vineyards Inc. as of December 31, 2004, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP
Santa Rosa, California
February 11, 2005, except for Note 13, which is as of March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Scheid Vineyards Inc.

Salinas, California

We have audited the accompanying consolidated balance sheet of Scheid Vineyards Inc. and subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Scheid Vineyards Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 24, 2004

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

		December 31,
	Notes	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$9,882	$1,012
Marketable securities		—	10,009
Accounts receivable, trade		2,096	1,197
Accounts receivable, other		41	15
Inventories	3	3,577	2,538
Supplies, prepaid expenses and other current assets		874	657
Current portion of long-term receivable	5	525	525
Total current assets		16,995	15,953
PROPERTY, PLANT AND EQUIPMENT, net	4,7	48,368	48,087
LONG-TERM RECEIVABLE	5	—	2,624
OTHER ASSETS, net		117	838
		$65,480	$67,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	7	$7,832	$1,624
Accounts payable		751	486
Accrued liabilities	9	636	615
Income taxes payable	8	—	922
Deferred income taxes	8	78	50
Total current liabilities		9,297	3,697
LONG-TERM DEBT, net of current portion	7	12,600	20,432
DEFERRED INCOME TAXES	8	5,981	5,062
Total liabilities		27,878	29,191

COMMITMENTS AND CONTINGENCIES	9,13

STOCKHOLDERS’ EQUITY:	6,10,11
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding		—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,016,530 and 2,248,755 shares outstanding in 2004 and 2003, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,088,715 and 3,226,115 shares issued and outstanding in 2004 and 2003, repectively		7	7
Additional paid-in capital		21,871	21,868
Retained earnings		23,261	21,926
Accumulated other comprehensive income		—	9
Less: treasury stock; 1,542,058 and 1,171,558 shares of Class A Common Stock at cost in 2004 and 2003, respectively		(7,537)	(5,499)
Total stockholders’ equity		37,602	38,311
		$65,480	$67,502

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

		Year Ended December 31,
	Notes	2004	2003
REVENUES:
Sales		$22,506	$25,296
Vineyard management, services and other fees		1,118	1,060
Total revenues		23,624	26,356
COST OF SALES		15,372	14,501
GROSS PROFIT		8,252	11,855
General and administrative expenses		4,809	4,313
Selling expenses		537	381
Write-down of vineyard improvements		78	1,269
Interest expense		660	770
Investment and interest income		(61)	(14)
INCOME BEFORE PROVISION FOR INCOME TAXES		2,229	5,136
PROVISION FOR INCOME TAXES	8	894	2,096
NET INCOME		$1,335	$3,040

NET INCOME PER SHARE:	2
BASIC		$0.25	$0.56
DILUTED		$0.25	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:	2
BASIC		5,388	5,475
DILUTED		5,419	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
BALANCE, January 1, 2003	$7	$21,868	$18,886	—	$(5,499)	$35,262
Net income	—	—	3,040	—	—	3,040	$3,040
Unrealized gain on marketable securities	—	—	—	9	—	9	9
BALANCE, December 31, 2003	7	21,868	21,926	9	(5,499)	38,311	$3,049
Repurchase of common stock (Note 10)	—	—	—	—	(2,038)	(2,038)	—
Exercise of stock options	—	3	—	—	—	3	—
Net income	—	—	1,335	—	—	1,335	1,335
Realized gain on marketable securities	—	—	—	(9)	—	(9)	(9)
BALANCE, December 31, 2004	$7	$21,871	$23,261	—	$(7,537)	$37,602	$1,326

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,335	$3,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and abandonments	3,058	4,395
Deferred income taxes	947	1,103
Gain on sale of marketable securities	(48)	—
Other	80	54
Changes in operating assets and liabilities:
Accounts receivable, trade	(899)	525
Accounts receivable, other	(26)	152
Inventories	(1,039)	(840)
Supplies, prepaid expenses and other current assets	(217)	(152)
Accounts payable and accrued liabilities	286	287
Income taxes payable	(922)	(268)
Net cash provided by operating activities	2,555	8,296
CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of long-term receivable	2,624	525
Purchase of marketable securities	—	(10,000)
Proceeds from sale of marketable securities	10,048	—
Proceeds from sale of property, plant and equipment	—	6
Additions to property, plant and equipment	(3,339)	(1,256)
Proceeds for surrender of life insurance policy	641	—
Net cash provided by (used in) investing activities	9,974	(10,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	3,250	7,200
Repayment of long-term debt	(4,874)	(10,824)
Proceeds from exercise of stock options	3	—
Repurchase of common stock	(2,038)	—
Net cash used in financing activities	(3,659)	(3,624)
Increase (decrease) in cash and cash equivalents	8,870	(6,053)
CASH AND CASH EQUIVALENTS, beginning of year	1,012	7,065
CASH AND CASH EQUIVALENTS, end of year	$9,882	$1,012

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization — The principal business of the Company is the production of premium varietal wine grapes.  The Company currently operates approximately 5,700 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

The majority of the Company’s wine grapes are sold under short and long-term grape and wine purchase agreements to a variety of winery clients.  The terms of these contracts extend to between 2006 to 2014.  The largest set of these contracts with a single winery client covered approximately 49% of the Company’s producing acreage through the harvest of 2004 and accounted for approximately 53% and 71% of the Company’s total revenues in 2004 and 2003, respectively.  In 2001, this client delivered a notice to the Company terminating a grape purchase contract covering approximately 570 acres, or 15% of the Company’s producing acreage.  Such termination became effective after the harvest of 2003.  In 2003, this client delivered a notice to the Company terminating other grape purchase contracts covering an additional 1,300 acres, or 38%, of the Company’s producing acreage.  This termination is to become effective after the harvest of 2006.  In addition, wine sales to another customer totaled 10% of the Company’s total revenue during the year ended December 31, 2004.

Basis of Presentation — The Company conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation.  All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2004 and 2003, substantially all cash balances were on deposit with the Company’s major bank.

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

Marketable Securities — Marketable securities at December 31, 2003 consisted of investments in municipal bond funds and were classified as available for sale.  These debt securities were stated at market value based on the most recently traded price of these securities at December 31, 2003.  Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  Realized gains and losses are determined by the difference between historical purchase price, the cost for which is based upon specific identification method, and gross proceeds received when the marketable securities are sold.

Trade Receivables Allowance— The Company’s policy is to identify all specific customers from whom a payment would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors and reserve for the portion of those outstanding balances where collection does not seem likely.  There was no such reserve at December 31, 2004 and 2003.

Property, Plant and Equipment — Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets.  Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years.  Development costs incurred during the development period of a vineyard, including related interest are capitalized.  Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year.  Any revenue generated prior to a vineyard becoming commercially productive reduces the capitalized cost of the vineyard.  The Company capitalized interest totaling $127,000 and $101,000 in 2004 and 2003, respectively.

Accounting for Impairment or Disposal of Long-Lived Assets —  Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed.  If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  After the harvest of 2004, the Company determined that approximately 12 acres of its vineyards were not economically productive and wrote off their carrying value in the amount of $78,000.  A similar impairment write-down on approximately 240 acres in the amount of $1,269,000 was taken in 2003.

Revenue Recognition — The Company generally recognizes revenue from grape sales upon delivery to the winery.  The Company does not have any allowance for returns because grapes are tested and accepted upon delivery.  The Company generally recognizes revenue from the sale of bulk wine on the speculative market at the time the wine is shipped to the customer.  Revenue from wine sold under wine purchase contracts is recognized when title has transferred to the customer, the price is determinable, and collectibility is reasonably assured.  Title transfers to the customer upon receipt of a required amount of the contract price and acceptance of the wine.  Vineyard management and other services are recognized as provided.  Substantially all revenues of the Company are derived from customers within the United States.

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

Earnings Per Share and Classes of Common Stock — Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding and the effect of dilutive stock options for the periods presented.  The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year.  Options to purchase 55,000 and 172,000 shares of the Company’s Class A Common Stock were excluded for the years ended December 31, 2004 and 2003, respectively.

Stock Compensation — The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net income and net income per share.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years;  47% stock price volatility in 2004 and 2003; weighted average risk free rate of return of 3.9% and 3.0% in 2004 and 2003, respectively; and no dividends during the expected term.  Forfeitures are recognized as they occur.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income for the years ended December 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated below.

	Year Ended December 31,
	2004	2003
Net income:
As reported	$1,335,000	$3,040,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(19,000)	(19,000)
Pro forma	$1,316,000	$3,021,000

Net income per share (Basic and Diluted):
As reported	$0.25	$0.56
Pro forma	$0.24	$0.55

New Financial Accounting Standards — In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-Revised 2004, “Share-Based Payments” (“SFAS 123R”).  SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123 requires companies to expense the fair value of stock options and similar awards and is effective for the Company beginning January 1, 2006.  The Company believes that the adoption of this Statement will not have a material effect on the financial position of the Company.  See the disclosure above for the pro forma impact on current and prior year results.

3. INVENTORIES

Inventories consist of the following:

	December 31,
	2004	2003
Deferred crop costs	$625,000	$662,000
Bulk and bottled wine	2,920,000	1,853,000
Tasting room merchandise	32,000	23,000
Total	$3,577,000	$2,538,000

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,
	2004	2003
Land and buildings	$6,674,000	$6,643,000
Vineyard improvements	50,389,000	48,799,000
Vineyard improvements under development	3,959,000	4,389,000
Machinery and equipment	7,686,000	6,824,000
Winery construction in progress	1,070,000	—
Total	69,778,000	66,655,000
Less accumulated depreciation and amortization	(21,410,000)	(18,568,000)
Property, plant and equipment — net	$48,368,000	$48,087,000

5. LONG-TERM RECEIVABLE

The Company has a contract to redevelop and manage certain vineyards owned or controlled by a major client. The contract originally called for the expenditure of approximately $7,500,000 over a three-year period.  The funds for this project were borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7).  The interest rate and payment terms of this receivable are the same as the related note payable.  The note payable to the bank is secured by a letter of credit provided by the client and by the management contract.  The contract called for the payment of this receivable by the client’s payment of the six annual principal installments under the line, beginning January 5, 2000.  During the year ended December 31, 2004, the client repaid $2,624,000 of the receivable, and the remaining amount of $525,000 was repaid in January 2005.  The Company continues to manage the operations of the vineyard for the client.

6. CROP LINE OF CREDIT

The Company has a crop line of credit with a bank, which currently provides for maximum borrowings of $15,000,000 through July 5, 2006.  Borrowings are secured by crops and other assets with interest due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings outstanding under this credit facility at December 31, 2004 and 2003.

The crop line prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including minimum tangible net worth and current working capital amounts.    The Company was not in compliance with one of its financial covenants at December 31, 2004 and has received a waiver of such default from the bank.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2004	2003
Note payable to bank, principal due in annual installments of $214,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.23% at December 31, 2004)	$1,071,000	$1,286,000
Note payable to bank, principal due in annual installments of $96,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.67% at December 31, 2004)	778,000	874,000
Note payable to bank, principal due in annual installments of $114,000 through July 5, 2005, secured by a leasehold interest in 352 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.23% at December 31, 2004)	1,934,000	2,047,000
Note payable to bank, principal due in annual installments of $75,000 through July 5, 2005, secured by a leasehold interest in 707 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.25% over LIBOR (4.67% at December 31, 2004)	825,000	900,000
Note payable to bank, principal due in annual installments of $178,000 through June 5, 2008, secured by a trust deed on 1,063 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (4.40% at December 31, 2004)	3,916,000	4,094,000
Note payable to bank, principal due in annual installments of $422,000 through June 5, 2008, secured by a trust deed on 775 vineyard acres. Interest is payable quarterly at the lower of a bank-quoted reference rate or a fixed rate of 2.10% over LIBOR (4.40% at December 31, 2004)	9,284,000	9,706,000
Note payable to bank represents borrowings on a $7,500,000 line of credit, which bears interest at the bank’s reference rate less 0.50% (2.85% at December 31, 2004). The note is secured by a letter of credit provided by a major client, and is used for costs incurred for the redevelopment of certain vineyards owned by the client (see Note 5). Principal due in six annual installments which began January 2000	2,624,000	3,149,000
Total	20,432,000	22,056,000
Less current maturities	(7,832,000)	(1,624,000)
Long-term portion	$12,600,000	$20,432,000

Principal payments required on long-term debt for each of the next four years ending December 31 are as follows:

2005	$7,832,000
2006	600,000
2007	600,000
2008	11,400,000
Total	$20,432,000

Substantially all of the Company’s assets serve as collateral for long-term debt.  In addition, the credit facilities and notes contain various financial covenants, including minimum tangible net worth and current working capital amounts.  The Company was not in compliance with one of its financial covenants at December 31, 2004 and has received a waiver of such default from the bank.

8. INCOME TAXES

Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2004	2003
Current deferred income tax assets:
Tax credits	$62,000	$—
State income taxes	—	63,000
Current deferred income tax liabilities - Prepaid expenses	(140,000)	(113,000)
Net current deferred income tax liability	$(78,000)	$(50,000)

Long-term deferred income tax assets - Deferred state income taxes	$441,000	$381,000
Long-term deferred income tax liabilities - Depreciation	(6,422,000)	(5,443,000)
Net long-term deferred income tax liability	$(5,981,000)	$(5,062,000)

The provision for income taxes is as follows:

	Year Ended December 31,
	2004	2003
Current:
Federal	$(63,000)	$755,000
State	10,000	238,000
Total	(53,000)	993,000
Deferred:
Federal	759,000	876,000
State	188,000	227,000
Total	947,000	1,103,000
Total provision for income taxes	$894,000	$2,096,000

The Company’s effective income tax rate differs from the federal statutory income tax rate due to the following:

	Year Ended December 31,
	2004	2003
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.9	6.0
Other	0.2	0.9
Total	40.1%	40.9%

9. COMMITMENTS AND CONTINGENCIES

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

Aggregate minimum rental payments for each of the next five years ending December 31 are as follows:

2005	$1,058,000
2006	1,027,000
2007	912,000
2008	903,000
2009	903,000
Thereafter	8,142,000
Total	$12,945,000

Rent charged to operations was $1,038,000 and $904,000 for the years ended December 31, 2004 and 2003, respectively.  Rent capitalized into vineyard development was $59,000 and $106,000 for the years ended December 31, 2004 and 2003, respectively.

Pension Plans — The Company has two 401(k) Profit Sharing Plans.  The first plan is for the benefit of the Company’s employees who are covered by the United Farm Workers of America Collective Bargaining Agreement.  All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period.  The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code.  The Company’s contribution to the union employees’ plan amounted to $68,000 and $63,000 for the years ended December 31, 2004 and 2003, respectively.

The second plan covers the Company’s non-union employees.  All non-union employees of the Company are eligible to participate in the plan after one year of employment.  Employees may contribute between 1% and 15% of their annual compensation.  The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code.  The Company’s contribution to this plan amounted to $62,000 and $65,000 for the years ended December 31, 2004 and 2003, respectively.

Department of Labor Penalty  — The Company has accrued a liability in the amount of $350,000 at December 31, 2004 and 2003 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to alleged violations of the California Labor Code.

10. COMMON STOCK

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

Conversion of Shares  — During the year ended December 31, 2004, Class B Common Shareholders converted 137,400 shares of Class B Common Shares into Class A Common Shares.

Repurchase of Shares — During the year ended December 31, 2004, the Company repurchased 370,500 shares of its Class A Common Stock for an aggregate purchase price of $2,038,000.

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

The following summarizes stock option activity for the periods presented:

	Shares	Weighted Average Exercise Prices
Outstanding, January 1, 2003	163,000	$6.26
Granted	14,000	3.34
Cancelled	(5,000)	4.14
Outstanding, December 31, 2003	172,000	6.12
Granted	5,000	5.19
Exercised	(875)	3.49
Cancelled	(1,000)	3.75
Outstanding, December 31, 2004	175,125	$6.12

	Range of Exercise Prices at December 31, 2004
	Under $4.00	$4.00-$9.99	$10.00	Total
Options outstanding	41,125	74,000	60,000	175,125
Weighted average exercise price of options outstanding	$3.49	$4.47	$10.00	$6.12
Options exercisable	32,796	69,000	60,000	161,796
Weighted average exercise price of options exercisable	$3.39	$4.42	$10.00	$6.28
Weighted average fair value of options granted in 2004	None	$2.35	None	$2.35
Weighted average remaining contractual life	7.3 years	3.4 years	2.5 years	3.5 years

	Range of Exercise Prices at December 31, 2003
	Under $4.00	$4.00-$9.99	$10.00	Total
Options outstanding	43,000	69,000	60,000	172,000
Weighted average exercise price of options outstanding	$3.42	$4.42	$10.00	$6.12
Options exercisable	22,689	68,876	60,000	151,565
Weighted average exercise price of options exercisable	$3.48	$4.42	$10.00	$6.49
Weighted average fair value of options granted in 2003	$1.64	None	None	$1.64
Weighted average remaining contractual life	8.3 years	4.0 years	3.5 years	4.0 years

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows:

	Year Ended December 31,
	2004	2003
Interest paid (net of amount capitalized)	$600,000	$705,000
Income taxes paid (net of refunds)	$948,000	$1,261,000

13. SUBSEQUENT EVENTS

On January 24, 2005, the Company announced that its Board of Directors had approved the construction of a new winery facility to be located at the Company’s vineyard headquarters.  The completion of the first phase of the winery will result in the capacity to crush approximately 10,000 tons of grapes and will require an estimated investment of $18 to $20 million.  It is anticipated that the new facility will be in partial operation by the harvest season in the fall of 2005.  On March 24, 2005, the Company entered into a construction contract for the project in the amount of $11,594,000.  On March 29, 2005, the Company entered into a contract for the construction of winery tanks in the amount of $3,553,000.

****

ITEM  8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

There has been no change in the Company’s internal control of financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.               OTHER INFORMATION.

None.

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

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 13.                                              EXHIBITS.

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

10.21†

Lease, dated as of October 18, 1998 between Scheid Vineyards California Inc. and California Orchard Company (incorporated by reference to Exhibit number 10.22 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed March 24, 1999.)

10.22

Amended and Restated Buy-Sell Agreement, dated as of December 31, 1997, by and among Scheid Vineyards Inc. and holders of Class B Common Stock (incorporated by reference to Exhibit number 10.24 to Registrant’s Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed March 30, 1998).

10.23

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

10.24

Water Supply Agreement, dated as of January 1, 1997, by Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.36 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.25

Agreement Regarding Water, dated as of January 1, 1996, by Luis Echenique, Ricardo Echenique and Margaret Echenique, Executrix of the Estate of Francis D. Echenique, in favor of each of Scheid Vineyards and Management Co. and Canandaigua West, Inc. (incorporated by reference to Exhibit number 10.37 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.26

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

10.27

Credit Agreement (Crop Line of Credit) dated September 7, 1999, by and between Sanwa Bank California and Scheid Vineyards Inc. and Scheid Vineyards California Inc.(incorporated by reference to Exhibit number 10.1 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 1999 filed November 12, 1999).

10.27a

Amendment to Credit Agreement [Crop Line] by and between Bank of the West and Scheid Vineyards California Inc., dated August 4, 2004 (incorporated by reference to Exhibit number 10.1 to Registrant’s Form 10-QSB for the quarterly period ended June 30, 2004).

10.28†

Grape Purchase Agreement, dated as of May 9, 1997, by and between Scheid Vineyards Inc. and The Hess Collection Winery (incorporated by reference to Exhibit number 10.42 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.29†

Grape Purchase Agreement, dated as of April 1, 1997, by and between Vineyard Investors 1972 and Stephen Dooley Wine Co., Inc. (incorporated by reference to Exhibit number 10.43 to Registrant’s Registration Statement on Form SB-2 filed May 28, 1997).(1)

10.30

Employment Agreement, dated as of July 19, 1997, by and between Scheid Vineyards Inc. and Alfred G. Scheid (incorporated by reference to Exhibit number 10.44 to Amendment No. 2 to Registrant’s Registration Statement on Form SB-2 filed July 21, 1997).(2)

10.31

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

10.34	Form of Indemnification Agreement (incorporated by reference to Exhibit number 10.48 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed July 3, 1997).(2)
10.35

Lease Agreement, effective as of February 1, 2001 and dated March 9, 2001, by and between Hilltown Properties and Scheid Vineyards Inc. (incorporated by reference to Exhibit number 10.36 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000 filed March 29, 2001).

10.36

Standard Office Lease, dated March 20, 2001, by and between Dennis K. Cooper and Scheid Vineyards Inc.(incorporated by reference to Exhibit number 10.1 to Registrant’s Form 10-QSB for the quarterly period ended March 31, 2001 filed May 11, 2001.

10.37

Amendment to Credit Agreement [Scheid Ranch] by and between United California Bank (formerly Sanwa Bank California) and Scheid Vineyards California Inc., dated August 27, 2001 (incorporated by reference to Exhibit number 10.2 to Registrant’s Form 10-QSB for the quarterly period ended September 30, 2001 filed November 14, 2001).

10.38

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit number 21.1 to Amendment No. 1 to Registrant’s Registration Statement on Form SB-2 filed July 3, 1997).
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
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

Signature	Title	Date

/s/ ALFRED G. SCHEID	Chairman of the Board	March 30, 2005
Alfred G. Scheid
/s/ SCOTT D. SCHEID	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2005
Scott D. Scheid

/s/ HEIDI M. SCHEID	Senior Vice President, Secretary,	March 30, 2005
Heidi M. Scheid	Treasurer and Director

/s/ MICHAEL S. THOMSEN	Chief Financial Officer (Principal	March 30, 2005
Michael S. Thomsen	Financial and Accounting Officer)

/s/ JOHN L. CRARY	Director	March 30, 2005
John L. Crary

/s/ ROBERT P. HARTZELL	Director	March 30, 2005
Robert P. Hartzell