Form 10QSB
period 2005-03-31
SCHEID VINEYARDS INC
filed 2005-05-16
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes    ☒    No    ☐

There were 5,103,467 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of May 14, 2005, consisting of 2,034,752 shares of Class A Common Stock and 3,068,715 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):    Yes    ☐    No    ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,439	$9,882
Accounts receivable, trade	1,289	2,096
Accounts receivable, other	—	41
Inventories	5,567	3,577
Supplies, prepaid expenses and other current assets	1,276	874
Deferred income taxes	352	—
Current portion of long-term receivable	—	525
Total current assets	10,923	16,995
PROPERTY, PLANT AND EQUIPMENT, net	51,052	48,368
LONG-TERM RECEIVABLE	—	—
OTHER ASSETS, net	142	117
	$62,117	$65,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$5,208	$7,832
Accounts payable	814	751
Accrued liabilities	567	636
Deferred income taxes	—	78
Total current liabilities	6,589	9,927
LONG-TERM DEBT, net of current portion	12,600	12,600
DEFERRED INCOME TAXES	5,981	5,981
Total liabilities	25,170	27,878
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, Class A, $.001 par value; 20,000,000 shares authorized; 2,034,752 and 2,016,530 shares outstanding at March 31, 2005 and December 31, 2004, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,068,715 and 3,088,715 and shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	21,872	21,871
Retained earnings	22,618	23,261
Accumulated other comprehensive income	—	—
Less: treasury stock; 1,542,058 and 1,544,149 Class A shares at cost at March 31, 2005 and December 31, 2004, respectively	(7,550)	(7,537)
Total stockholders’ equity	36,947	37,602
	$62,117	$65,480

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Sales	$886	$959
Vineyard management, services and other fees	174	165
Total revenues	1,060	1,124
COST OF SALES	731	655
GROSS PROFIT	329	469
General and administrative expenses	1,298	1,225
Selling expenses	106	114
Interest expense	147	159
Interest and investment income	(31)	(81)
Gain on sale of equipment	(118)	—
LOSS BEFORE INCOME TAX BENEFIT	(1,073)	(948)
INCOME TAX BENEFIT	430	389
NET LOSS	$(643)	$(559)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,105	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(643)	$(559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	724	741
Deferred income taxes	(430)	(388)
Gain on sale of marketable securities		(83)
Gain on sale of equipment	(118)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	807	830
Accounts receivable, other	40	5
Inventories	(1,990)	(2,469)
Supplies, prepaid expenses and other current assets	(402)	(550)
Accounts payable and accrued liabilities	(5)	306
Income taxes payable	—	(922)
Net cash used in operating activities	(2,017)	(3,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(3,411)	(528)
Proceeds from sale of equipment	131	—
Proceeds from sale of marketable securities	—	3,070
Net cash (used in) provided by investing activities	(2,755)	3,067

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,624)	(525)
Payment for loan fees	(35)	—
Proceeds from exercise of stock options	1	—
Repurchase of common stock	(13)	—
Net cash used in financing activities	(2,671)	(525)
Decrease in cash and cash equivalents	(7,443)	(547)
CASH AND CASH EQUIVALENTS, beginning of period	9,882	1,012
CASH AND CASH EQUIVALENTS, end of period	$2,439	$465

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOOTNOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, and its results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2004 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB for fiscal 2004 with the SEC on March 31, 2005.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  There were no options granted during the three-month periods ended March 31, 2005 and 2004.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net loss for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(643)	$(559)
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(4)	(5)
Pro forma	$(647)	$(564)

Net loss per share (Basic and Diluted):
As reported	$(0.13)	$(0.10)
Pro forma	$(0.13)	$(0.10)

Loss Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding and the effect of dilutive stock options for the periods presented.  The computation of diluted earnings per share does not include stock options which are antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the periods.  In addition, any stock options added to the computation of earnings per share for the three months ended March 31, 2005 and 2004 would be antidilutive as the Company had net losses for those periods.  Options to purchase 174,000 and 172,000 shares of the Company’s Class A Common Stock were excluded for the periods ended March 31, 2005 and 2004, respectively.

FOOTNOTE 2 - INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)

Deferred crop costs	$3,039	$625
Bulk wine	2,448	2,796
Bottled wine	50	124
Tasting room merchandise	30	32
Total	$5,567	$3,577

FOOTNOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)

Land and buildings	$6,674	$6,674
Vineyard improvements	50,389	50,389
Vineyard improvements under development	4,913	3,959
Machinery and equipment	7,450	7,686
Winery construction in progress	3,267	1,070
Total	72,693	69,788
Less accumulated depreciation and amortization	(21,641)	(21,410)
Property, plant and equipment — net	$51,052	$48,368

During the three months ended December 31, 2005, the Company capitalized interest into winery construction and vineyard development in the amounts of $27,000 and $35,000, respectively.

FOOTNOTE 4 – STOCKHOLDERS’ EQUITY

During the three month periods ended March 31, 2005 and 2004, shareholders of Class B Common Stock converted 20,000 and 77,000 shares, respectively, of Class B Common Stock into an equivalent number of shares of Class A Common Stock.  In addition, options to purchase 313 shares of Class A Common Stock were exercised during the three months ended March 31, 2005.

In March 2005, the Company acquired 2,091 shares of its Class A Common Stock at a total purchase price of $13,000.  The shares will remain in the Company’s treasury as treasury shares.

FOOTNOTE 5 – CONTINGENCIES

The Company had an accrued liability in the amount of $350,000 at March 31, 2005 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to violations of the California Labor Code in 2003.  To date, no funds have been paid out for this potential penalty.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are “forward-looking statements”.  These forward-looking statements can generally be identified as such because the context of the statement will include such words as the Company “believes,” “anticipates,” “expects,” or words of similar meaning.  Similarly, statements that describe the Company’s future operating performance, financial results, plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain factors, risks and uncertainties, which could cause actual results to differ materially from those currently anticipated.  Such factors, risks and uncertainties include, but are not limited to:

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

•     success in, and the timing of, future acquisitions of additional properties for vineyard development, if any, and related businesses as well as variability in acquisition and development costs,

•     successful completion of the construction of the Scheid Winery

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

•     increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

•     competition from other producers and wineries,

•     the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production,

•     the availability of financing on terms acceptable to the Company, and

•     the Company’s labor relations.

These and other factors, risks and uncertainties are discussed in greater detail under the caption “Business - Cautionary Information Regarding Forward Looking Statements” in the Company’s Annual Report on Form 10 KSB filed with the Securities and Exchange Commission on March 31, 2005.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10 QSB and the Company undertakes no obligation to publicly update such forward-

looking statements to reflect subsequent events or circumstances.

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

Overview

Scheid Vineyards Inc. is an independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 5,700 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,300 acres are operated for the Company’s own account, and 1,400 acres are operated under management contracts for others.  All of the properties the Company currently operates are located in Monterey and San Benito counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

The Company currently produces 17 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  The Company also converts a portion of its grapes to premium bulk wine, which is sold pursuant to wine purchase agreements or on the open bulk wine market.  The Company also sells a portion of its grapes pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set fee per acre.

The wine grape business is extremely seasonal.  Similar to most nondiversified agricultural crop producers, the Company recognizes a large portion of its crop sales revenues at the time of its annual harvest in September and October.  Because success of the Company’s operations is dependent upon the results of the Company’s annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year.  Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized.  In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year.  This is a significant factor in comparing quarterly operating results.  In addition, the Company derives a portion of its revenues from sales of bulk wine.  These sales have in the past, and may in the future, occur in years subsequent to the harvest year, which may impact quarterly results.

Results of Operations - Three Months Ended March 31, 2005 and 2004

Revenues.  SVI derives its revenues from four sources:  (i) sales of wine grapes; (ii) sales of bulk wine; (iii) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room; and (iv) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards.

Sales are comprised of the following:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Bulk wine sales	$810	$881
Wine and wine-related merchandise	76	78
Total sales	$886	$959

Bulk wine sales decreased by 8% to $810,000 for the three months ended March 31, 2005, from $881,000 in the 2004 period, a decrease of $71,000.  The decrease was primarily due to a decrease in the average sales price of wine sold in the three months ended March 31, 2005 of approximately 16% from the 2004 period, which was partially offset by a 9% increase in the number of gallons sold.  The decrease in the price received was primarily due to the type of wine that was sold in each period.    Grape sale revenues occur in the third and fourth quarters of the Company’s fiscal year during the Company’s annual fall harvest.

Revenue from vineyard management, services and other fees increased by 5% to $174,000 for the three months ended March 31, 2005 from $165,000 in the 2004 period, an increase of $9,000.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing bulk wine that was sold, and costs related to the sales of wine and wine-related merchandise.  Gross profit for the three months ended March 31, 2005 was $329,000, as compared to $469,000 for the three months ended March 31, 2004, a decrease of $140,000, or 30%.

Gross margin on the sale of bulk wine decreased to 26% for the three months ended March 31, 2005, as compared to 37% in 2004.  The decrease was due primarily to a decrease in the average sales price in 2005 as compared to 2004.

It has not yet been determined what effect the construction and completion of the Company’s new winery facility will have on gross profit margins during the remainder of fiscal 2005

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative.  General and administrative expenses were $1,298,000 for the three months ended March 31, 2004, as compared to $1,225,000 in the 2003 period, an increase of $73,000, or 6%.  The increase was due primarily to increases in insurance-related benefits.  The construction and completion of the Company’s new winery facility is expected to increase general and administrative expenses for the remainder of fiscal 2005 and beyond.

Selling Expenses.  Selling expenses decreased to $106,000 for the three months ended March 31, 2005 from $114,000 in the 2004 period, a decrease of $8,000, or 7%.  Selling expenses consist primarily of salaries, commissions and related benefits for sales persons, as well as costs associated with the Company’s sales office.  The decrease in selling expenses is due primarily to decreases in sales commissions on bulk wine sales.

Interest Expense.   Interest expense was $147,000 for the three months ended March 31, 2005, as compared to $159,000 in the 2004 period, a decrease of $12,000, and is comprised of the following:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Interest expense	$209,000	$185,000
Less capitalized interest	(62,000)	(26,000)
Interest expense, net of amount capitalized	$147,000	$159,000

Total interest expense increased in the 2005 period as a result of increases in interest rates.  Capitalized interest increased due to increases in assets under construction and development.  The Company began construction of an approximately $18,000,000 winery facility in January 2005.

Investment and Interest Income.  Investment and interest income was $31,000 for the three months ended March 31, 2005, as compared to $81,000 in the 2004 period, a decrease of $50,000.  Investment income in the 2004 period resulted from the investment of excess cash in marketable securities in 2004.  There were no such investments in the 2005 period.

Income Tax Benefit.  The benefit from income taxes was $430,000 for the three months ended March 31, 2005, as compared to $389,000 in the 2004 period.  The effective tax rate was 40% for both periods.

Net Loss.   As a result of the above, the Company had a net loss for the three months ended March 31, 2005 of $643,000, as compared to $559,000 in the 2004 period.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  In addition, the Company’s winery facility, which is under construction, will require a significant investment of capital.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.  The Company had working capital at March 31, 2005 of $4,334,000 as compared to $7,068,000 at December 31, 2004, a decrease of $2,734,000.  The decrease was due primarily to expenditures for the Company’s winery facility, vineyard development costs and equipment purchases in the first quarter of 2005, totaling $3,411,000, as compared to similar expenditures in 2004 of $528,000.

Under the Company’s historical operating cycle, internally generated cash flow and bank borrowings are required to finance the costs of growing and harvesting the wine grape crop.  At March 31, 2005 and December 31, 2004, deferred crop costs totaled $3,039,000 and $625,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape sales, large cash outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

The Company currently has borrowings under facilities that provide both short-term and long-term funds.  The Company’s “crop” line has maximum credit available of $15,000,000 and is intended to finance the Company’s anticipated working capital needs.  This crop line expires July 5, 2006 and is secured by crops and other assets of the Company.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 1.75%.  There were no borrowings on this line at March 31, 2005.

The Company has credit facilities which expire July 5, 2005 and are secured by leasehold interests in vineyards.  At March 31, 2005, the outstanding amount owed by the Company under these facilities was $4,608,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.25%.  At March 31, 2005, the weighted average interest rate on these facilities was 4.90%.

The Company also has long-term credit facilities which expire July 5, 2008 and are secured by trust deeds on vineyards.  At March 31, 2005, the outstanding amount owed by the Company under these facilities was $12,600,000.  Interest on the borrowings is due quarterly at the bank’s reference rate or the LIBOR rate plus 2.10%.  At March 31, 2005, the weighted average interest rate on these facilities was 4.40%.

The Company also had a bank line of credit with an original maximum loan commitment of $7,500,000, the proceeds of which were used to develop a vineyard owned by a major client and managed under a long-term contract by the Company.  The note was secured by a letter of credit provided by the client and by the Company’s management contract.  The management contract provided for the Company’s client to make payments of the annual principal installments under this line as and when they became due.  This note and related receivable was repaid in January 2005.

The Company’s principal credit facilities and notes payable bind the Company to a number of affirmative and negative covenants, including requirements to maintain certain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At March 31, 2005, the Company was in compliance with these covenants.

Management expects that capital requirements will result in the expenditure of the Company’s available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary.  The Company anticipates that its winery facility will require approximately $18,000,000 to $20,000,000 to complete.  In addition, the Company’s planned vineyard development and improvements are expected to require approximately $2,500,000 in capital investment over the next three years.  In addition, the Company expects to invest approximately $1,500,000 in equipment purchases.  Through March 31, 2005, the Company had expended at total of $3,300,000 on the winery facility, including $1,100,000 in December 2004.  In addition, the Company expended approximately $1,200,000 for vineyard improvements and equipment purchases during the three months ended March 31, 2005.

Management is currently in discussions with its present principal lender as well as other potential lenders, to obtain additional financing for the construction of its winery facility, and to extend the terms of its existing debt facilities.  Management believes it should be able to obtain these long-term funds, but there can be no assurance that the Company will be able to obtain financing when required or that such financing will be available on favorable terms.  The Company’s failure to obtain additional financing may require the Company to cease construction activities, which could have a material adverse effect on the Company’s operating results.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs through the year ending December 31, 2005.  At May 14, 2005, the Company had $11,250,000 in borrowing available under its crop line of credit.

Net cash used in operating activities was $2,017,000 for the three months ended March 31, 2005, compared to $3,089,000 for the same period in 2004, a decrease of $1,072,000.  The decrease was due primarily to the timing of payments for crop inventories which are subject annually to the timing of vineyard expenditures, and can be expected to vary from year to year.  In addition, payments for income taxes decreased in the 2005 period to $0 from $922,000 in the 2004 period.

Net cash used in investing activities was $2,755,000 for the three months ended March 31, 2005, compared to cash provided by investing activities of $3,067,000 for the same period in 2004, an increase in cash used of $5,822,000.  The increase was principally the result of proceeds from the sale of marketable securities in 2004.  Excess cash from the 2003 harvest was invested in marketable securities, of which $3,070,000 were sold in 2004 to fund expenditures for the 2004 crop.  There were no such investments in 2005.  In addition, expenditures for the Company’s winery facility, vineyard development, and equipment purchases increased to $3,411,000 in the 2005 period from $528,000 in the 2004 period, an increase in cash used of $2,883,000,

Net cash used in financing activities was $2,671,000 for the three months ended March 31, 2005, compared to $525,000 for the same period in 2004, an increase of $2,146,000.  The increase was due to scheduled repayments of long-term debt in 2005.

Disclosures Regarding Contractual Obligations and Commitments

As of March 31, 2005, the Company was contractually committed to payment on long-term debt obligations and long-term leases as follows (in thousands):

	Payments Due by Period
	Total	Remaining 2005	2006-2007	2008-2009	Thereafter
Long-term debt	$17,808	$5,208	$1,200	$11,400	$—
Operating lease obligations	12,763	876	1,939	1,806	8,142
Total contractual cash obligations	$30,571	$6,084	$3,139	$13,206	$8,142

In addition, the Company has entered into commitments with the general contractor of the construction of the Company’s new winery facility in the amount of $11.6 million and a winery tank manufacturer in the amount of $3.4 million.  These contracts will be completed during fiscal 2005.  As of March 31, 2005, a total of approximately $2.7 million had been paid on these contracts.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There has been no change in the Company’s internal control of financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Securities and Use of Proceeds

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

Date: May 14, 2005	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)