Form 10QSB
period 2005-06-30
SCHEID VINEYARDS INC
filed 2005-08-15
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes     ☒    No    ☐

There were 5,103,467 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of August 11, 2005, consisting of 2,034,752 shares of Class A Common Stock and 3,068,715 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):      Yes     ☐     No     ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$310	$9,882
Accounts receivable, trade	237	2,096
Accounts receivable, other	170	41
Inventories	9,742	3,577
Supplies, prepaid expenses and other current assets	1,383	874
Deferred income taxes	552	—
Current portion of long-term receivable	—	525
Total current assets	12,394	16,995
PROPERTY, PLANT AND EQUIPMENT, net	62,207	48,368
OTHER ASSETS, net	320	117
	$74,921	$65,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$7,832
Accounts payable	4,125	751
Accrued liabilities	806	636
Deferred revenue	1,080	—
Deferred income taxes	—	78
Total current liabilities	6,011	9,297
LONG-TERM DEBT, net of current portion	26,283	12,600
DEFERRED INCOME TAXES	5,981	5,981
Total liabilities	38,275	27,878
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,034,752 and 2,016,530 shares outstanding at June 30, 2005 and December 31, 2004, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,068,715 and 3,088,715 and shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	21,872	21,871
Retained earnings	22,317	23,261
Accumulated other comprehensive income	—	—
Less: treasury stock; 1,544,149 and 1,542,058 Class A shares at cost at June 30, 2005 and December 31, 2004, respectively	(7,550)	(7,537)
Total stockholders’ equity	36,646	37,602
	$74,921	$65,480

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Sales	$540	$1,207	$1,426	$2,166
Vineyard management, services and other fees	217	247	391	412
Total revenues	757	1,454	1,817	2,578
COST OF SALES	466	1,165	1,197	1,820
GROSS PROFIT	291	289	620	758
General and administrative expenses	1,220	1,248	2,518	2,473
Selling expenses	137	114	243	228
Interest expense	247	151	394	310
Investment and interest (income) loss	—	7	(31)	(74)
Gain on sale of land and equipment	(812)	—	(930)	—
LOSS BEFORE INCOME TAX BENEFIT	(501)	(1,231)	(1,574)	(2,179)
INCOME TAX BENEFIT	200	483	630	872
NET LOSS	$(301)	$(748)	$(944)	$(1,307)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.14)	$(0.18)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,103	5,476	5,104	5,475

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(944)	$(1,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	1,440	1,528
Write-off of loan fees	102	—
Deferred income taxes	(630)	(872)
Gain on sale of marketable securities	—	(74)
Gain on sale of land and equipment	(930)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	1,859	966
Accounts receivable, other	(129)	(208)
Inventories	(6,165)	(5,618)
Supplies, prepaid expenses and other current assets	(509)	(445)
Accounts payable and accrued liabilities	1,406	220
Deferred revenue	1,080	—
Income taxes payable	—	(922)
Net cash used in operating activities	(3,420)	(6,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(13,187)	(1,232)
Proceeds from sale of land and equipment	985	—
Proceeds from sale of marketable securities	—	7,889
Proceeds from surrender of life insurance policy	—	641
Net cash (used in) provided by investing activities	(11,677)	7,823

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	34,784	—
Repayment of long-term debt	(28,933)	(1,624)
Payment for loan fees	(314)	—
Proceeds from exercise of stock options	1	3
Repurchase of common stock	(13)	—
Net cash provided by (used in) financing activities	5,525	(1,621)
Decrease in cash and cash equivalents	(9,572)	(530)
CASH AND CASH EQUIVALENTS, beginning of period	9,882	1,012
CASH AND CASH EQUIVALENTS, end of period	$310	$482

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FOOTNOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, and its results of operations for the three and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2004 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB for fiscal 2004 with the SEC on March 31, 2005.

Revenue Recognition

The Company generally recognizes revenue from grape sales upon delivery to the winery.  The Company does not have any allowance for returns because grapes are tested and accepted upon delivery.  The Company generally recognizes revenue from the sale of bulk wine on the speculative market at the time the wine is shipped to the customer.  Revenue from wine sold under wine purchase contracts is recognized when title has transferred to the customer, the price is determinable, and collectibility is reasonably assured.  Title transfers to the customer upon receipt of a required amount of the contract price and acceptance of the wine.  Revenues are deferred when payments or deposits are made by the customer before the delivery of grapes or wine has occurred, and title has not transferred to the customer.  Vineyard management and other services are recognized as provided.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  Options to purchase 5,000 shares of Class A Common Stock were granted during each of the six-month periods ended June 30, 2005 and 2004.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net loss for the six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(301)	$(748)	$(944)	$(1,307)
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(4)	(4)	(8)	(9)
Pro forma	$(305)	$(752)	$(952)	$(1,316)

Net loss per share (Basic and Diluted):
As reported	$(0.06)	$(0.14)	$(0.18)	$(0.24)
Pro forma	$(0.06)	$(0.14)	$(0.19)	$(0.24)

Loss Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding and the effect of dilutive stock options for the periods presented.  The computation of diluted earnings per share does not include stock options which are antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the periods.  In addition, any stock options added to the computation of earnings per share for the six months ended June 30, 2005 and 2004 would be antidilutive as the Company had net losses for those periods.  Options to purchase 179,000 and 176,000 shares of the Company’s Class A Common Stock were excluded for the periods ended June 30, 2005 and 2004, respectively.

FOOTNOTE 2 - INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)

Deferred crop costs	$7,288	$625
Bulk wine	2,277	2,796
Bottled wine	148	124
Tasting room merchandise	29	32
Total	$9,742	$3,577

FOOTNOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)

Land and buildings	$6,693	$6,674
Vineyard improvements	50,367	50,389
Vineyard improvements under development	6,278	3,959
Machinery and equipment	7,585	7,686
Winery construction in progress	13,606	1,070
Total	84,529	69,778
Less accumulated depreciation and amortization	(22,322)	(21,410)
Property, plant and equipment — net	$62,207	$48,368

The Company capitalized interest related to winery construction and vineyard improvements during the six months ended June 30, 2005 and 2004, in the amounts of $212,000 and $55,000, respectively.

During the six months ended June 30, 2005 the Company sold approximately 10 acres of vineyard ground to a non-profit developer of affordable housing for a sales price was $850,000.  The Company recognized a gain on the sale of $833,000.  In addition, the Company sold outdated farm equipment during the second quarter of 2005 and recognized a gain in the amount of $97,000.

FOOTNOTE 4 – LONG-TERM DEBT

On June 28, 2005, the Company entered into a credit agreement (the “Credit Agreement”) with Rabobank N. A.  The Credit Agreement provides for a revolving credit facility in the amount of $15,000,000.  The Company intends to use this revolving credit facility to fund the growing of its wine grape crop.  This facility matures on July 15, 2008.

In addition, the Credit Agreement provides for up to $37,000,000 in term loan commitments (the “Commitments”), which mature on July 15, 2015.  The Commitments are secured by deeds of trust on real property, as well as security interests on leasehold vineyard properties.  The Commitments require annual principal payments of $2,000,000 beginning on December 15, 2007.  The Company used the proceeds from the Commitments to refinance existing crop line facilities and term debt the Company had in place with Bank of the West, as well as aid in the financing of the construction of the Company’s new winery facility.  The Company wrote-off loan costs related to loans that were refinanced in the amount of $102,000.

FOOTNOTE 5 – STOCKHOLDERS’ EQUITY

During the six month periods ended June 30, 2005 and 2004, shareholders of Class B Common Stock converted 20,000 and 127,400 shares, respectively, of Class B Common Stock into an equivalent number of shares of Class A Common Stock.  In addition, during the six month periods ended June 30, 2005 and 2004, options to purchase 313 and 875 shares, respectively, of Class A Common Stock were exercised.

In March 2005, the Company acquired 2,091 shares of its Class A Common Stock at a total purchase price of $13,000.  The shares will remain in the Company’s treasury as treasury shares.

FOOTNOTE 6 – CONTINGENCIES

The Company had an accrued liability in the amount of $350,000 at June 30, 2005 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to violations of the California Labor Code in 2003.  To date, no funds have been paid out for this potential penalty.

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

•      success in, and the timing of, future acquisitions of additional properties for vineyard development, if any, and related businesses as well as variability in acquisition and development costs,

•      successful and on-time completion of the construction of the Scheid Winery

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

•      increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

•      competition from other producers and wineries,

•      the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production,

•      the availability of financing on terms acceptable to the Company, and

•      the Company’s labor relations.

These and other factors, risks and uncertainties are discussed in greater detail under the caption “Business - Cautionary Information Regarding Forward Looking Statements” in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.  Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of the date of this Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Recent Developments

Upcoming 2005 Harvest - The development of the 2005 wine grape crop is proceeding as expected.  Harvesting of grapes is expected to begin in late August in the Company’s southern most vineyards, although it is not expected that the harvest will be in full swing until early September. This timing is customary for wine grapes produced on the Central Coast.

The 2005 growing season throughout California was characterized by a cool, wet spring and a mild early summer.  Although it is difficult to predict actual crop size, and weather or other factors may change the Company’s ultimate yields, it is anticipated that the Company’s 2005 yields will be average for most varietals.

Winery Construction - The Company’s construction of its new winery facility is proceeding on-schedule, and the winery is expected to be completed in time for the 2005 harvest.  It is anticipated that the first load of grapes will be crushed in September 2005.  The facility is expected to cost between $18,000,000 to $20,000,000 to construct, and will operate as a custom crush facility for present and future winery customers, as well as a winemaking facility for the Company’s own grape production.

New Loan Facility - On June 28, 2005, the Company entered into a credit agreement (the “Credit Agreement”) with Rabobank N. A.  The Credit Agreement provides for a revolving credit facility in the amount of $15,000,000.  The Company intends to use this revolving credit facility to fund the growing of its wine grape crop.  This facility matures on July 15, 2008.

In addition, the Credit Agreement provides for up to $37,000,000 in term loan commitments (the “Commitments”), which mature on July 15, 2015.  The Commitments are secured by deeds of trust on real property, as well as security interests on leasehold vineyard properties.  The Commitments require annual principal payments of $2,000,000 beginning on December 15, 2007.  The Company used the proceeds from the Commitments to refinance existing crop line facilities and term debt the Company had in place with Bank of the West, as well as aid in the financing of the construction of the Company’s new winery facility.

Results of Operations - Six Months Ended June 30, 2005 and 2004

Revenues.  SVI derives its revenues from four sources:  (i) sales of wine grapes; (ii) sales of bulk wine; (iii) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room; and (iv) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards.

Sales for the six months ended June 30, 2005 and 2004 were comprised of the following:

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Bulk wine sales	$1,254	$1,987
Wine and wine-related merchandise	172	179
Total sales	$1,426	$2,166

Bulk wine sales decreased by 37% to $1,254,000 for the six months ended June 30, 2005, from $1,987,000 in the 2004 period, a decrease of $733,000.  The decrease was primarily due to a decrease of approximately 40% in the number of gallons sold in the six months ended June 30, 2005 from the 2004 period, which was partially offset by a 5% increase in the average sales price of wine sold.  The Company anticipates that it will sell substantially all of its remaining 2004 bulk wine inventory during the third quarter of 2005.  Grape sale revenues occur in the third and fourth quarters of the Company’s fiscal year during the Company’s annual fall harvest.

Revenue from vineyard management, services and other fees decreased by 5% to $391,000 for the six months ended June 30, 2005 from $412,000 in the 2004 period, a decrease of $21,000.

Gross Profit.  Gross profit is calculated by subtracting from total revenues the costs of producing bulk wine that was sold, and costs related to the sales of wine and wine-related merchandise.  Gross profit for the six months ended June 30, 2005 was $620,000, as compared to $758,000 for the six months ended June 30, 2004, a decrease of $138,000, or 18%.  The decrease is due primarily to the decrease in bulk wine sales.

The gross margin on the sale of bulk wine increased to 27% for the six months ended June 30, 2005, as compared to 23% in 2004.  The increase was due primarily to an increase in the average sales price in 2005 as compared to 2004.

It has not yet been determined what effect the construction and completion of the Company’s new winery facility will have on gross profit margins during the remainder of fiscal 2005.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative.  General and administrative expenses were $2,518,000 for the six months ended June 30, 2005, as compared to $2,473,000 in the 2004 period, an increase of $45,000, or 2%.  The increase was due primarily to increases in insurance-related benefits.  The construction and completion of the Company’s new winery facility is expected to increase general and administrative expenses for the remainder of fiscal 2005 and beyond.

Selling Expenses.  Selling expenses increased to $243,000 for the six months ended June 30, 2005 from $228,000 in the 2004 period, an increase of $15,000, or 7%.  Selling expenses consist primarily of salaries, commissions, and related benefits for sales persons, as well as costs associated with the Company’s sales office.

Interest Expense.   Interest expense was $394,000 for the six months ended June 30, 2005, as compared to $310,000 in the 2004 period, an increase of $84,000, and is comprised of the following:

	Six Months Ended June 30,
	2005	2004
	(in thousands)

Interest expense	$504	$365
Write-off of loan costs	102	—
Less capitalized interest	(212)	(55)
Interest expense, net of amount capitalized	$394	$310

Total interest expense increased in the 2005 period as a result of increases in interest rates and borrowings to finance the building of the Company’s new winery facility.  In addition, the Company wrote-off loan costs related to loans that were refinanced in June 2005.  Capitalized interest increased due to an increase in assets under construction and development.  The Company began construction of a winery facility in January 2005, the expected cost of which will be approximately $18,000,000 to $20,000,000.

Investment and Interest Income.  Investment and interest income was $31,000 for the six months ended June 30, 2005, as compared to $74,000 in the 2004 period, a decrease of $43,000.  Investment income in the 2004 period resulted from the investment of excess cash in marketable securities.  There were no such investments in the 2005 period.

Gain on Sales of Land and Equipment.   In June 2005, the Company sold approximately 10 acres of vineyard land and recognized a gain of $833,000.  The land had recently been incorporated into the city of Greenfield, California, and was sold to a developer of low-income housing.  In addition, the Company sold outdated farm equipment during the second quarter of 2005 and recognized a gain in the amount of $97,000.

The comparison of the results of operations for the three-month periods ended June 30, 2005 and 2004 has been omitted due to the similarity of discussion to the six-month periods above.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  In addition, the Company’s winery facility, which is under construction, has required a significant investment of capital.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.

Under the Company’s historical operating cycle, internally generated cash flow and bank borrowings are required to finance the costs of growing and harvesting the wine grape crop.  At June 30, 2005 and December 31, 2004, deferred crop costs totaled $7,288,000 and $625,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November.  In addition, any of the Company’s grape crop that is made into bulk wine is typically not sold until the next fiscal year.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape and bulk wine sales, large cash outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

In June 2005, the Company refinanced its crop line of credit and long-term credit facilities that the Company had in place with Bank of the West with a new lender, Rabobank N.A.  The new credit agreement provides for up to $15 million in revolving commitments intended to finance the Company’s anticipated working capital needs.  This revolving commitment matures July 15, 2008, and is secured by crops and other assets of the Company.  At June 30, 2005, the outstanding amount due under this portion of the facility was $7,104,000.  Interest on borrowings is due monthly at the bank’s reference rate or the LIBOR rate plus 1.5%.  At June 30, 2005, the weighted average interest rate on this portion of the facility was 5.50%.

In addition, the new facility provides for up to $37 million in term commitments.  This portion of the facility is secured by trust deeds on vineyard properties as well as leasehold deeds of trust.  The term commitment matures on July 15, 2015, and requires annual principal payments of $2,000,000 beginning December 15, 2007.  At June 30, 2005, the outstanding amount due under this portion of the facility was $19,179,000.  Interest on borrowings is due monthly at the bank’s reference rate or the LIBOR rate plus 1.5%.  At June 30, 2005, the weighted average interest rate on this portion of the facility was 5.16%.

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

The Company’s principal credit facilities bind the Company to a number of affirmative and negative covenants, including requirements to maintain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At June 30, 2005, the Company was in compliance with these covenants.

Management expects that capital requirements will result in the expenditure of the Company’s available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary.  The Company anticipates that its winery facility will require approximately $18,000,000 to $20,000,000 to complete.  In addition, the Company’s planned vineyard development and improvements are expected to require approximately $2,500,000 in capital investment over the next three years.  In addition, the Company expects to invest approximately $1,500,000 in equipment purchases.  Through June 30, 2005, the Company had expended a total of $11,468,000 on the winery facility, including $1,100,000 in December 2004.  In addition, the Company expended approximately $2,819,000 for vineyard improvements and equipment purchases during the six months ended June 30, 2005.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs through the year ending December 31, 2005.  At August 11, 2005, the

Company had approximately $20,700,000 in borrowing available under its revolving and term commitments from its bank.

Net cash used in operating activities was $3,420,000 for the six months ended June 30, 2005, compared to $6,732,000 for the same period in 2004, a decrease of $3,312,000.  The decrease in cash used was due primarily to increases in collections of accounts receivable in 2005, as well as receipt of deposits on future grape and bulk wine sales.  These deposits have been classified as deferred revenue in the accompanying consolidated financial statements.   In addition, payments for income taxes decreased in the 2005 period to $0 from $922,000 in the 2004 period.

Net cash used in investing activities was $11,677,000 for the six months ended June 30, 2005, compared to cash provided by investing activities of $7,823,000 for the same period in 2004, an increase in cash used of $19,500,000.  The increase was principally the result of proceeds from the sale of marketable securities in 2004.  Excess cash from the 2003 harvest was invested in marketable securities, of which $7,889,000 were sold in 2004 to fund expenditures for the 2004 crop.  There were no such investments in 2005.  In addition, expenditures for the Company’s winery facility, vineyard development, and equipment purchases increased to $13,187,000 in the 2005 period from $1,232,000 in the 2004 period, an increase in cash used of $11,955,000.

Net cash provided by financing activities was $5,525,000 for the six months ended June 30, 2005, compared to cash used in financing activities of $1,621,000 for the same period in 2004, an increase in cash provided of $7,146,000.  The increase in cash provided was due primarily to an increase in bank borrowings to fund construction of the Company’s new winery facility.

Disclosures Regarding Contractual Obligations and Commitments

As of June 30, 2005, the Company was contractually committed to payment on long-term debt obligations and long-term leases as follows (in thousands):

	Payments Due by Period
	Total	Remaining 2005	2006-2007	2008-2009	Thereafter
Long-term debt	$26,283	$—	$2,000	$11,104	$13,179
Operating lease obligations	12,482	595	1,939	1,806	8,142
Total contractual cash obligations	$38,765	$595	$3,939	$12,910	$21,321

In addition, the Company has entered into commitments with the general contractor of the construction of the Company’s new winery facility in the amount of $11,600,000 and a winery tank manufacturer in the amount of $3,400,000.  These contracts will be completed during fiscal 2005.  As of June 30, 2005, a total of approximately $7,200,000 had been paid on these contracts.

Item 3.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

There has been no change in the Company’s internal control of financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1	Credit Agreement dated as of June 28, 2005 between Scheid Vineyards California Inc. as the borrower and Rabobank N. A.

10.2	Security Agreement dated as of June 28, 2005 between Scheid Vineyards California Inc. to an in favor of Rabobank N. A.

10.3	Guaranty dated June 28, 2005 by Scheid Vineyards Inc. in favor of Rabobank N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)