Form 10QSB
period 2005-09-30
SCHEID VINEYARDS INC
filed 2005-11-17
CIK 1039213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    ☒    No    ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes   ☐   No   ☒

There were 5,108,467 shares outstanding of registrant’s Common Stock, par value $.001 per share, as of November 15, 2005, consisting of 2,039,752 shares of Class A Common Stock and 3,068,715 shares of Class B Common Stock.

Transitional Small Business Disclosure Format (check one):   Yes   ☐   No   ☒

SCHEID VINEYARDS INC.

FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$689	$9,882
Accounts receivable, trade	5,416	2,096
Accounts receivable, other	—	41
Inventories	7,787	3,577
Supplies, prepaid expenses and other current assets	1,479	874
Deferred income taxes	997	—
Current portion of long-term receivable	—	525
Total current assets	16,368	16,995
PROPERTY, PLANT AND EQUIPMENT, net	68,618	48,368
OTHER ASSETS, net	473	117
	$85,459	$65,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$7,832
Accounts payable and accrued liabilities	3,049	1,387
Deferred income taxes	—	78
Total current liabilities	3,049	9,297
LONG-TERM DEBT, net of current portion	38,782	12,600
DEFERRED INCOME TAXES	6,641	5,981
Total liabilities	48,472	27,878
STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,039,752 and 2,016,530 shares outstanding at September 30, 2005 and December 31, 2004, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,068,715 and 3,088,715 and shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	21,891	21,871
Retained earnings	22,639	23,261
Less: treasury stock; 1,544,149 and 1,542,058 Class A shares at cost at September 30, 2005 and December 31, 2004, respectively	(7,550)	(7,537)
Total stockholders’ equity	36,987	37,602
	$85,459	$65,480

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Grape sales	$5,028	$12,650	$5,028	$12,650
Bulk wine sales	2,243	363	3,497	2,350
Winery processing and other revenues	351	—	351	—
Vineyard management, services and other fees	223	341	614	753
Tasting room revenues	133	130	305	309
Total revenues	7,978	13,484	9,795	16,062
COST OF SALES	5,537	9,387	6,734	11,207
GROSS PROFIT	2,441	4,097	3,061	4,855
General and administrative expenses	1,569	1,429	4,087	3,902
Selling expenses	136	146	379	374
Interest expense	209	162	603	472
Investment and interest (income) loss	(2)	20	(33)	(54)
Gain on sale of land and equipment	(8)	—	(938)	—
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	537	2,340	(1,037)	161
PROVISION FOR (BENEFIT FROM) INCOME TAXES	215	941	(415)	69
NET INCOME (LOSS)	$322	$1,399	$(622)	$92

NET INCOME (LOSS) PER SHARE:
BASIC	$0.06	$0.26	$(0.12)	$0.02
DILUTED	$0.06	$0.25	$(0.12)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	5,104	5,476	5,104	5,476
DILUTED	5,143	5,504	5,104	5,504

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622)	$92
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and abandonments	1,032	2,458
Write-off of loan fees	102	—
Deferred income taxes	(415)	44
Gain on sale of marketable securities	—	(53)
Gain on sale of land and equipment	(938)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	(3,320)	(10,890)
Accounts receivable, other	41	(100)
Inventories	(4,210)	(1,132)
Supplies, prepaid expenses and other current assets	(605)	(312)
Accounts payable and accrued liabilities	1,662	1,270
Income taxes payable	—	(922)
Other assets	(159)	—
Net cash used in operating activities	(7,432)	(9,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term receivable	525	525
Additions to property, plant and equipment	(21,314)	(1,852)
Proceeds from sale of land and equipment	985	—
Proceeds from sale of marketable securities	—	10,048
Proceeds from surrender of life insurance policy	—	641
Net cash (used in) provided by investing activities	(19,804)	9,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	47,283	3,250
Repayment of long-term debt	(28,933)	(1,623)
Payment for loan fees	(314)	—
Proceeds from exercise of stock options	20	3
Repurchase of common stock	(13)	—
Net cash provided by financing activities	18,043	1,630
(Decrease) increase in cash and cash equivalents	(9,193)	1,447
CASH AND CASH EQUIVALENTS, beginning of period	9,882	1,012
CASH AND CASH EQUIVALENTS, end of period	$689	$2,459

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOOTNOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein have been prepared by Scheid Vineyards Inc., a Delaware corporation (the “Company” or “SVI”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company, the foregoing consolidated statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, and its results of operations for the three and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004.  Due to the seasonality of the wine grape business, the interim results reflected in the foregoing consolidated financial statements are not considered indicative of the results expected for the full fiscal year.  The Company’s consolidated balance sheet as of December 31, 2004 included herein has been derived from the Company’s audited financial statements as of that date included in the Company’s Annual Report on Form 10-KSB.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and the notes thereto filed as part of the Company’s Annual Report on Form 10-KSB for fiscal 2004 with the SEC on March 31, 2005.

Revenue Recognition

The Company generally recognizes revenue from grape sales upon delivery to the winery.  The Company does not have any allowance for returns because grapes are tested and accepted upon delivery.  The Company generally recognizes revenue from the sale of bulk wine on the speculative market at the time the wine is shipped to the customer.  Revenue from wine sold under wine purchase contracts is recognized when title has transferred to the customer, the price is determinable, and collectibility is reasonably assured.  Title transfers to the customer upon receipt of a required amount of the contract price and acceptance of the wine.  Revenues are deferred when payments or deposits are made by the customer before the delivery of grapes or wine has occurred, and title has not transferred to the customer.  Winery processing and storage revenues are recorded when the services are performed.  Vineyard management and other services are recognized as provided.

Stock-Based Compensation

The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations.  Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.  Beginning in the first quarter of 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  Options to purchase 5,000 shares of Class A Common Stock were granted during each of the nine-month periods ended September 30, 2005 and 2004.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income (loss) for the three and nine-month periods ended September 30, 2005 and 2004 would have been changed to the pro forma amounts indicated below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$322	$1,399	$(622)	$92
Add: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(4)	(4)	(12)	(13)
Pro forma	$318	$1,395	$(634)	$79

Net income (loss) per share (Basic):
As reported	$0.06	$0.26	$(0.12)	$0.02
Pro forma	$0.06	$0.25	$(0.12)	$0.01
Net income (loss) per share (Diluted):
As reported	$0.06	$0.25	$(0.12)	$0.02
Pro forma	$0.06	$0.25	$(0.12)	$0.01

Loss Per Share and Classes of Common Stock

Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding and the effect of dilutive stock options for the periods presented.  The computation of diluted earnings per share does not include stock options which are antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the periods.  In addition, any stock options added to the computation of earnings per share for the nine months ended September 30, 2005 would be antidilutive as the Company had a net loss for that period.  Options to purchase 174,000 and 104,000 shares of the Company’s Class A Common Stock were excluded for the nine-month periods ended September 30, 2005 and 2004, respectively.

FOOTNOTE 2 - INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)

Deferred crop costs	$5,058	$625
Bulk wine	2,566	2,796
Bottled wine	127	124
Tasting room merchandise	36	32
Total	$7,787	$3,577

FOOTNOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	September 30, 2005	December 31, 2004
	(in thousands)

Vineyard land and buildings	$6,706	$6,674
Vineyard improvements	50,367	50,389
Vineyard improvements under development	6,096	3,959
Winery building and improvements	13,076	—
Farm machinery and equipment	7,321	7,117
Winery machinery and equipment	6,256	1,070
Other	682	569
Total	90,504	69,778
Less accumulated depreciation and amortization	(21,886)	(21,410)
Property, plant and equipment — net	$68,618	$48,368

The Company capitalized interest related to winery construction and vineyard improvements during the nine months ended September 30, 2005 and 2004, in the amounts of $451,000 and $89,000, respectively.

During the nine months ended September 30, 2005, the Company sold approximately 10 acres of vineyard ground to a non-profit developer of affordable housing for a sales price of $850,000.  The Company recognized a gain on the sale of $833,000.  In addition, the Company sold outdated farm equipment during the nine months ended September 30, 2005 and recognized a gain in the amount of $105,000.

FOOTNOTE 4 – LONG-TERM DEBT

On June 28, 2005, the Company entered into a credit agreement (the “Credit Agreement”) with Rabobank N. A.  The Credit Agreement provides for a revolving credit facility in the amount of $15,000,000.  The Company intends to use this revolving credit facility to fund the growing of its wine grape crop.  This facility matures on July 15, 2008.   At September 30, 2005, there was $2,979,000 outstanding on this revolving credit facility.

In addition, the Credit Agreement provides for up to $37,000,000 in term loan commitments (the “Commitments”), which mature on July 15, 2015.  The Commitments are secured by deeds of trust on real property, as well as security interests on leasehold vineyard properties.  The Commitments require annual principal payments of $2,000,000 beginning on December 15, 2007.  The Company used the proceeds from the Commitments to refinance existing crop line facilities and term debt the Company had in place with Bank of the West, as well as aid in the financing of the construction of the Company’s new winery facility.  The Company wrote-off loan costs related to loans that were refinanced in the amount of $102,000.  At September 30, 2005, there was $35,804,000 outstanding on the Commitments.

FOOTNOTE 5 – STOCKHOLDERS’ EQUITY

During the nine-month periods ended September 30, 2005 and 2004, shareholders of Class B Common Stock converted 20,000 and 127,400 shares, respectively, of Class B Common Stock into an equivalent number of shares of Class A Common Stock.  In addition, during the nine-month periods ended September 30, 2005 and 2004, options to purchase 5,313 and 875 shares, respectively, of Class A Common Stock were exercised.

In March 2005, the Company acquired 2,091 shares of its Class A Common Stock at a total purchase price of $13,000.  The shares will remain in the Company’s treasury as treasury shares.

FOOTNOTE 6 – CONTINGENCIES

The Company had an accrued liability in the amount of $350,000 at September 30, 2005 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to violations of the California Labor Code in 2003.  To date, no funds have been paid out for this potential penalty.

In addition, during the construction of the Company’s new winery, the general contractor became involved in a dispute with a large subcontractor.  The subcontractor and certain of its subcontractors and suppliers subsequently recorded mechanics’ liens against the Company’s property.  One of the sub-subcontractors has filed a legal action to foreclose on its lien, and the Company has been named as a defendant in that case.  Also, the large subcontractor has filed a legal action against the general contractor.  Other sub-subcontractors and suppliers may in the future file additional mechanics' liens or attempt to foreclose on liens already recorded against the property.

Although the general contractor is working to resolve these disputes, if it is not successful, and is not able to satisfy any judgments or settlements, the lien claimants could attempt to foreclose on their mechanics’ liens.  The Company may then have to satisfy the judgments or settlements to avoid foreclosure of the liens.  In addition, the Company may be drawn into litigation and incur significant legal expenses.  Although management of the Company believes that this outcome is unlikely, such an occurrence could have a material adverse effect on the operations of the Company.

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

•      increases or changes in government regulations regarding environmental impact, water use, labor or consumption of alcoholic beverages,

•      competition from other producers and wineries,

•      the Company’s dependence on a small number of clients for the purchase of a substantial portion of the Company’s grape production,

•      the availability of financing on terms acceptable to the Company, and

•      the Company’s labor relations, and

•      the outcome of litigation among the general contractor of the Company’s new winery facility, and its subcontractors and sub-subcontractors.

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

Overview

Scheid Vineyards Inc. is a producer of premium varietal wine grapes and bulk wine.  The Company currently operates approximately 5,700 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,300 acres are operated for the Company’s own account, and 1,400 acres are operated under management contracts for others.  All of the properties the Company currently operates are located in Monterey and San Benito counties in California, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.

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

In September 2005, the Company completed construction of a new winery facility located at the Company’s vineyard headquarters near Greenfield, California.  The facility has the capacity to process approximately 11,000 tons of grapes into wine during any one harvest, as well as to process additional grapes into juice.  The facility will be used to produce wine for the Company’s own bulk wine production, as well as process and store bulk wine for third party customers.

The wine grape business is extremely seasonal.  Similar to most nondiversified agricultural crop producers, the Company recognizes a large portion of its crop sales revenues at the time of its annual harvest in September and October.  Because success of the Company’s operations is dependent upon the results of the Company’s annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year.  Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized.  In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year.  This is a significant factor in comparing quarterly operating results.  In addition, the Company derives a portion of its revenues from sales of bulk wine.  These sales have in the past occurred, and may in the future occur, in years subsequent to the harvest year, which may impact quarterly results.

Results of Operations - Nine Months Ended September 30, 2005 and 2004

Revenues.  SVI derives its revenues from five primary sources:  (i) sales of wine grapes; (ii) sales of bulk wine; (iii) winery services, including custom crush and juicing services, and storage fees revenues; (iv) vineyard management and services revenues, consisting primarily of management and harvest fees and equipment rentals for services provided to owners of vineyards; and (v) sales of wine and wine-related merchandise sold primarily through the Company’s tasting room.

The revenues generated by the Company’s vineyards are affected by various factors, including the timing of the harvest, the yield per acre, and the price per ton received.  Revenues from grapes sales are generally recognized at the time of delivery to the winery.  The Company also produces bulk wine under contract and for the speculative market.  These sales have occurred in the past, and may in the future occur, in years subsequent to the harvest year, which may impact quarterly and annual results.

Revenues for the nine months ended September 30, 2005 and 2004 were comprised of the following:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Grape sales	$5,028	$12,650
Bulk wine sales	3,497	2,350
Winery processing and other revenues	351	—
Vineyard management services and other fees	614	753
Tasting room revenues	305	309
Total sales	$9,795	$16,062

Revenues from grape sales decreased by 60% to $5,028,000 for the nine months ended September 30, 2005 from $12,650,000 in 2004, a decrease of $7,622,000.  The decrease was due primarily to the timing of the 2005 harvest.  Because of the cool growing season in 2005, the harvest was delayed as compared to the 2004 harvest.  Through September 30, 2005, approximately 32% of the Company’s producing acres had been harvested, as compared to 80% at September 30, 2004.   The decrease in revenues due to the delayed harvest was partially offset by an approximately 47% increase in the yields per acre through September 30, 2005, as compared to the same period in 2004.  The average price per ton received on grape sales through September 30, 2005 decreased 19% as compared to the same period in 2004.  As of September 30, 2005, the Company had harvested approximately 8,650 tons of grapes, of which 3,450 tons were converted to bulk wine for sale at a later date.  Through September 30, 2004, the Company had harvested 14,000 tons, of which 3,500 tons were converted to bulk wine.

Bulk wine sales increased by 49% to $3,497,000 for the nine months ended September 30, 2005, from $2,350,000 in the 2004 period, an increase of $1,147,000.  The increase was due primarily to the Company converting more of its grapes from the 2004 harvest into bulk wine for sale in the following year.  The Company crushed approximately 6,400 tons of grapes into wine during the 2004 harvest as compared to approximately 2,150 tons during the 2003 harvest.  Revenues from the sale of bulk wine are typically recognized throughout the twelve months following the harvesting of the grapes.  The Company sold approximately 495,000 gallons of bulk wine for the nine months ended September 30, 2005, as compared to 344,000 gallons in the 2004 period, an increase of 44%.

The Company’s winery facility opened for business on September 2, 2005.  Revenues for the period ended September 30, 2005 totaled $351,000 and consisted primarily of revenues from the custom processing of grapes for clients.  The Company also processed its own grapes into wine for its bulk wine program.  Through November 8, 2005, the winery had processed a total of 9,200 tons of grapes into wine and 4,400 tons into juice.

Revenue from vineyard management, services and other fees decreased by 18% to $614,000 for the nine months ended September 30, 2005, from $753,000 in the 2004 period, a decrease of $139,000.  The decrease was due primarily to the later timing of the 2005 harvest, causing a larger portion of harvest fees charged to management clients to be delayed until the fourth quarter of 2005.  Harvest fees through the nine months ended September 30, 2005 were $79,000, as compared to $181,000 in 2004, a decrease of $102,000.

Gross Profit.   Gross profit for the nine months ended September 30, 2005 was $3,061,000, as compared to $4,855,000 for the nine months ended September 30, 2004, a decrease of $1,794,000, or 37%.  Total gross margin decreased primarily as a result of the later timing of the 2005 harvest.

In absolute dollars, the gross margin on grape sales decreased to $1,839,000 (37% of grapes sale revenues) for the nine months ended September 30, 2005, as compared to $3,636,000 (29% of grape sale revenues) for the nine months ended September 30, 2004.  During this same period however, the gross margin on grape sales as a percentage of revenues increased primarily as a result of higher in yields per acre through September 30, 2005 as compared to 2004.

In absolute dollars, the gross margin on the sale of bulk wine increased to $570,000 (16% of bulk wine sales) for the nine months ended September 30, 2005, as compared to $487,000 (21% of bulk wine sales) in 2004.  During this same period however, the gross margin on bulk wine sales as a percentage of revenues decreased, primarily due to an increase in the average production costs of bulk wine sold in 2005 as compared to 2004.

The gross margin on winery processing revenues totaled $216,000 for the nine months ended September 30, 2005, or 62%.  The winery began operating on September 2, 2005.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

The Company’s tasting room facility produced a gross loss for the nine months ended September 30, 2005 of $178,000, as compared to a loss of $21,000 in the 2004 period.  The larger loss is attributable to the design of new wine labels, as well as additional salaries and benefits.

General and Administrative.  General and administrative expenses were $4,087,000 for the nine months ended September 30, 2005, as compared to $3,902,000 in the 2004 period, an increase of $185,000, or 5%.  The increase was due primarily to increases in insurance-related benefits, as well as the opening of the Company’s new winery facility.

Selling Expenses.  Selling expenses increased to $379,000 for the nine months ended September 30, 2005, from $374,000 in the 2004 period, an increase of $5,000, or 1%.  Selling expenses consist primarily of salaries, commissions, and related benefits for sales persons, as well as costs associated with the Company’s sales office.

Interest Expense.   Interest expense was $603,000 for the nine months ended September 30, 2005, as compared to $472,000 in the 2004 period, an increase of $131,000, and is comprised of the following:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)

Interest expense	$952	$561
Write-off of loan costs	102	—
Less capitalized interest	(451)	(89)
Interest expense, net of amount capitalized	$603	$472

Total interest expense increased in the 2005 period as a result of increases in interest rates and borrowings to finance the building of the Company’s new winery facility.  In addition, the Company wrote-off loan costs related to loans that were refinanced in June 2005.  Capitalized interest increased due to an increase in assets under construction and development.

Investment and Interest Income.  Investment and interest income was $33,000 for the nine months ended September 30, 2005, as compared to $54,000 in the 2004 period, a decrease of $21,000.  Investment income in the 2004 period resulted from the investment of excess cash in marketable securities.  There were no such investments in the 2005 period.

Gain on Sales of Land and Equipment.   In June 2005, the Company sold approximately 10 acres of vineyard land and recognized a gain of $833,000.  The land had recently been incorporated into the city of Greenfield, California, and was sold to a developer of low-income housing.  In addition, the Company sold outdated farm equipment during the 2005 period and recognized a gain in the amount of $105,000.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings.  The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures.  In addition, the Company’s new winery facility required a significant investment of capital.  Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs.  As a consequence, the Company has depended upon and continues to rely upon, both short and long-term bank borrowings.

Under the Company’s historical operating cycle, internally generated cash flow and bank borrowings are required to finance the costs of growing and harvesting the wine grape crop.  At September 30, 2005 and December 31, 2004, deferred crop costs totaled $5,058,000 and $625,000, respectively.  The Company normally delivers substantially all of its crop in September and October, and receives the majority of its cash from grape sales in November and December.  In addition, the majority of the Company’s grape crop that is made into bulk wine is not sold until the next fiscal year.  In order to bridge the gap between incurrence of expenditures and receipt of cash from grape and bulk wine sales, large cash outlays are required for approximately eleven months each year.  Historically, SVI has obtained these funds pursuant to credit lines with banks.

In June 2005, the Company refinanced its crop line of credit and long-term credit facilities that the Company had in place with Bank of the West with a new lender, Rabobank N.A.  The new credit agreement provides for up to $15,000,000 in revolving commitments intended to finance the Company’s anticipated working capital needs.  This revolving commitment matures July 15, 2008, and is secured by crops and other assets of the Company.  At September 30, 2005, the outstanding amount due under this portion of the facility was $2,979,000.  Interest on borrowings is due monthly at the bank’s reference rate or the LIBOR rate plus 1.5%.  At September 30, 2005, the weighted average interest rate on this portion of the facility was 6.00%.

In addition, the new facility provides for up to $37,000,000 in term commitments.  This portion of the facility is secured by trust deeds on vineyard properties as well as leasehold deeds of trust.  The term commitment matures on July 15, 2015, and requires annual principal payments of $2,000,000 beginning December 15, 2007.  At September 30, 2005, the outstanding amount due under this portion of the facility was $35,804,000.  Interest on borrowings is due monthly at the bank’s reference rate or the LIBOR rate plus 1.5%.  At September 30, 2005, the weighted average interest rate on this portion of the facility was 5.33%.

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

The Company’s principal credit facilities bind the Company to a number of affirmative and negative covenants, including requirements to maintain financial ratios within certain parameters and to satisfy certain other financial tests.  The credit facilities also prohibit the payment of cash dividends.  At September 30, 2005, the Company was in compliance with these covenants.

Management expects that capital requirements will result in the expenditure of the Company’s available cash, and additional borrowing under credit lines and/or new arrangements for term debt may be necessary.  The Company’s planned vineyard development and improvements are expected to require approximately $2,500,000 in capital investment over the next three years.  In addition, the Company expects to invest approximately $1,500,000 in equipment purchases.  Through September 30, 2005, the Company had expended a total of $19,332,000 on its new winery facility, including $1,070,000 in December 2004.  In addition, the Company expended approximately $3,052,000 for vineyard improvements and equipment purchases during the nine months ended September 30, 2005.  These improvements were largely funded through additional bank borrowings.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs through the year ending December 31, 2005.  At November 15, 2005, the Company had approximately $10,500,000 in borrowing availability under its revolving and term commitments from its bank.

Net cash used in operating activities was $7,432,000 for the nine months ended September 30, 2005, compared to $9,545,000 for the same period in 2004, a decrease of $2,113,000.  The decrease was due primarily to the later timing of the harvest of 2005.

Net cash used in investing activities was $19,804,000 for the nine months ended September 30, 2005, compared to cash provided by investing activities of $9,362,000 for the same period in 2004, an increase in cash used of $29,166,000.  The increase was principally the result of expenditures for the Company’s winery facility, vineyard development, and equipment purchases, which increased to $21,314,000 in the 2005 period from $1,852,000 in the 2004 period, an increase in cash used of $19,462,000.  In addition, proceeds from the sale of marketable securities, purchase with excess funds from the 2003 harvest, totaled $10,048,000 in 2004.  These proceeds funded expenditures for the 2004 crop.  There were no such investments in 2005.

Net cash provided by financing activities was $18,043,000 for the nine months ended September 30, 2005, compared to $1,630,000 for the same period in 2004, an increase of $16,413,000.  The increase was due primarily to an increase in bank borrowings to fund construction of the Company’s new winery facility.

Disclosures Regarding Contractual Obligations and Commitments

As of September 30, 2005, the Company was contractually committed to payment on long-term debt obligations and long-term leases as follows (in thousands):

	Payments Due by Period
	Total	Remaining 2005	2006-2007	2008-2009	Thereafter
Long-term debt obligations	$38,782	$—	$6,679	$3,700	$28,403
Operating lease obligations	12,253	366	1,939	1,806	8,142
Total contractual cash obligations	$51,035	$366	$8,618	$5,506	$36,545

In addition, the Company has entered into commitments with the general contractor of the construction of the Company’s new winery facility in the amount of $11,600,000 and a winery tank manufacturer in the amount of $3,400,000.  These contracts will be completed during the fourth quarter of fiscal 2005.  As of September 30, 2005, approximately $14,500,000 had been paid on these contracts.

Anticipated Results For Fiscal Year Ending December 31, 2005

It is expected that the harvest of 2005 will be completed by the end of November, and the Company estimates that total tons harvested will be approximately 50% more than in 2004.  The Company estimates that for the fiscal year ending December 31, 2005, it will record grape sale revenues in excess of $20,000,000, an increase of approximately 25% from fiscal 2004 grape sale revenues.  However, at the date of this report, harvest has not yet been completed and not all information used to derive amounts due from customers has been finalized, and therefore, actual revenues may differ from those projected above.

In addition to grape sales, the Company will process approximately 10,500 tons of the Company’s grapes into bulk wine in 2005, a 64% increase over the amount made into bulk wine in 2004.  The timing of shipments of bulk wine is dictated by the needs of customers, so recognition of revenues can and do shift from one fiscal year to the next.  Therefore, bulk wine sales for 2005 cannot be reasonably determined at this time, but the Company does expect wine sales for fiscal 2005 to be greater than in 2004.

It is anticipated that the Company’s new winery facility will process over 10,000 tons of grapes during the 2005 harvest and generate in excess of $1,200,000 of revenues in fiscal 2005.  The total tons processed represents both the custom processing of white and red wines for the Company’s outside customers and processing of the Company’s own grape production.

The Company cautions that historical amounts of cost of sales and other expenses deducted in calculating net income, and historical and third quarter 2005 ratios of costs of sales and other expenses to revenues, should not be expected to provide an indication of gross profit or net income to be reported by the Company for fiscal 2005.  See “—Special Note Regarding Forward-Looking Statements.”

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

There has been no change in the Company’s internal control of financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

During the construction of the Company's new winery, the general contractor became involved in a dispute with a large subcontractor. The subcontractor and certain of its subcontractors and suppliers subsequently recorded mechanics' liens against the Company's property. One of the sub-subcontractors has filed a legal action to foreclose on its lien, and the Company has been named as a defendant in that case. Also, the large subcontractor has filed a legal action against the general contractor. Other sub-subcontractors and suppliers may in the future file additional mechanics' liens or attempt to foreclose on liens already recorded against the property.

Although the general contractor is working to resolve these disputes, if it is not successful, and is not able to satisfy any judgments or settlements, the lien claimants could attempt to foreclose on their mechanics' liens. The Company may then have to satisfy the judgments or settlements to avoid foreclosure of the liens. In addition, the Company may be drawn into litigation and incur significant legal expenses. Although management of the Company believes that this outcome is unlikely, such an occurrence could have a material adverse effect on the operations of the Company.

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

Date: November 15, 2005	SCHEID VINEYARDS INC.
/s/ Michael S. Thomsen

Michael S. Thomsen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)