Form 10KSB
period 2005-12-31
SCHEID VINEYARDS INC
filed 2006-04-10
CIK 1039213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No  ☒

Issuer’s revenues for its most recent fiscal year:      $31,209,000

Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price at which the Class A Common Stock was sold on the Nasdaq Stock Market SmallCap Market System on April 7, 2006: $13,888,317.  The voting stock held by non-affiliates on that date consisted of 1,998,319 shares of Class A Common Stock.

Number of shares outstanding of each of the issuer’s classes of common stock at April 7, 2006:

Class A    4,024,419       Class B    1,097,215

Transitional Small Business Disclosure Format (check one)    Yes ☐     No  ☒

INDEX

Page
Note Concerning Forward-Looking Statements

PART I
Item 1.	Description of Business.
Item 2.	Description of Property.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters.
Item 6.	Management’s Discussion and Analysis or Plan of Operation.
Item 7.	Financial Statements.
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.
Item 8A.	Controls and Procedures.
Item 8B.	Other Information

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions.
Item 13.	Exhibits.
Item 14.	Principal Accountant Fees and Services.

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

The Company currently produces 17 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2005, the Company sold approximately 53% of its wine grapes under such purchase agreements to over 30 different wineries.  The Company also converts a portion of its grapes, approximately 36% in 2005, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market.  The Company also sells a portion of its grapes, approximately 11% in 2005, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set price per acre.

In September 2005, the Company completed construction of a new winery facility located at the Company’s vineyard headquarters near Greenfield, California.  The facility has the capacity to process approximately 11,000 tons of grapes into wine during any one harvest, as well as to process additional grapes into juice.  The facility is being used to produce wine for the Company’s own bulk wine production, as well as process and store bulk wine for third party customers.

The Company believes that its clients contract with SVI to assure a consistent, reliable source of high quality premium grapes and/or bulk wine for their wine programs.  The Company’s largest winery client in 2005 was Diageo Chateau & Estate Wines Company, a division of Diageo plc (“Diageo”), a global premium drinks business and one of the ten largest U.S. wineries in terms of 2005 case shipments.  Grape purchase contracts with Diageo covered 43% of the Company’s producing acreage in 2005 and accounted for approximately 56% and 53% of the Company’s 2005 and 2004 total revenues, respectively.  Diageo produces and markets the wines of Beaulieu Vineyard (BV), BV Coastal, Sterling Vineyards, The Monterey Vineyard, Blossom Hill and Chalone Vineyards.  The Company also has long-term grape or bulk wine purchase agreements with other well-known producers of ultra premium wines, including Don Sebastiani & Sons, Niebaum-Coppola Estate Winery, Canandaigua Wine Company (“Canandaigua”, a

division of Constellation Brands, Inc.), Purple Wine Company, David Bruce Winery, and Morgan Winery.

The Company sells the majority of its wine grape production under long-term grape and wine purchase contracts.  The terms of these grape purchase contracts extend to between 2006 and 2014, and generally have “evergreen” provisions requiring one to three years’ prior written notice of termination.  SVI also provides vineyard management services to two winery clients, Diageo and Pacific Wine Partners, LLC (a subsidiary of Constellation Brands, Inc.).  Under these arrangements, the Company provides its farming services for a set fee per acre.  In 2005, vineyard management services accounted for approximately 3% of the Company’s total revenues.

The Company’s executive offices are located at 305 Hilltown Road, Salinas, California 93908, telephone number (831) 455-9990, and its vineyard and winery headquarters are located at 1972 Hobson Avenue, Greenfield, California 93927.  The Company’s sales office is located at 373 Healdsburg Avenue, Healdsburg, California 95488.

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

Recent Developments

 2005 Harvest.  California crushed a record 3.74 million tons of grapes in the 2005 harvest, 35% more than the 2.77 million crushed in 2004, according to figures released by the California Agricultural Statistics Service, making the 2005 wine grape harvest the biggest in California history.  The Company harvested approximately 31,700 tons of wine grapes, a 61% increase from the 2004 harvest of 19,700 tons.  Approximately 64% of the Company’s 2005 production was sold as grapes.  The balance was processed into wine either under wine purchase contracts for customers or for future sale on the open bulk market.

The Company continues to expand the amount of grapes that it processes into bulk wine.  The Company crushed approximately 11,400 tons of grapes into bulk wine during the 2005 harvest, as compared to 6,400 tons in 2004, a 78% increase.  Of the total crushed in 2005, 7,200 tons were crushed at the Company’s new winery facility and 4,200 tons were crushed at third party winery facilities.

Winery Facility.   The Company’s new 40,000 square foot winery facility began processing grapes on September 2, 2005 and processed approximately 10,500 tons of grapes into bulk wine during the 2005 harvest.  This total represents both custom processing of white and red wines for the Company’s outside customers and processing of the Company’s own grape production.

 2006 Grape Prices.  Approximately 40% of the Company’s producing acreage is covered by purchase contracts that use data from the Final Grape Crush Report (the “Crush Report”), published by the California Department of Food and Agriculture (the “CDFA”) on or about March 10 of each year, to calculate prices.  Based on the 2005 Crush Report published March 10, 2006, these prices show slight decreases for most varieties.  The largest of the Company’s acreage is planted in Chardonnay, which shows a price decrease of approximately 2%, followed by Cabernet Sauvignon with a price decrease of 2%, and Merlot with a price decrease of 3%.  The past few years have seen the industry trying to cope with an excess supply of certain varieties of grapes and wine.  Prior to the 2005 harvest, there were signs that the market for most varieties was coming more into balance.  With the impact of the record crop, the over supply problem for certain varieties has been exacerbated and the Company anticipates that the prices it will receive for grapes which are currently not contracted, representing about 20% of anticipated production, could be less than the prices the Company will receive for contracted grapes for some varietals.

Company Strategy

The Company’s strategic objective is to become the leading independent producer of premium varietal wine grapes and bulk wine in California.  The Company believes that its success to date has resulted from execution of a coherent strategy that includes the following elements:

Produce High Quality, High Value Wine Grapes and Bulk Wine.  The Company has positioned itself as an ultra-premium grower on the Central Coast, and management believes it has developed an excellent reputation in the wine industry due to its emphasis on quality and performance.  SVI strives to consistently provide its clients with wine grapes and bulk wine that meet demanding specifications for quality.  The Company employs various programs to promote top quality grapes, including regulated deficit irrigation on appropriate varieties, upgrades to certain trellis systems to improve air circulation and light penetration, and a pruning strategy that emphasizes low spur densities and balanced vines.  In recent years, the Company has provided winemaking services to various clients and produced wine that is sold on the bulk wine market.  The completion of the Scheid Vineyards Winery enhances the Company’s ability to control quality and produce wines that meet the needs of its clients.  Bulk wine sales accounted for approximately 20% and 24% of total revenues in 2005 and 2004, respectively.

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

  Market Uncontracted Grapes and Complete Vineyard Development.  The Company currently has approximately 300 producing acres of wine grapes, or 8% of the Company’s total producing net vine acres, that are not under contract for the 2006 harvest.  An additional 1,500 acres, or 40% of the Company’s total producing vine acres, have contracts that expire after delivery of the 2006 harvest.  The Company’s primary focus at this time is to market the production from these uncontracted acres and complete the vineyard development of acres not yet in full production.  As part of its marketing strategy, the Company has developed a marketing and sales team to perform certain duties, including contacting potential winery clients on a regular basis, maintaining communication with current winery clients, attending industry events, and attending and exhibiting at trade shows.  The Company believes that there may be opportunities to acquire existing vineyards and purchase or lease undeveloped land suitable for wine grape vineyards, however, the Company is focusing its efforts primarily on completing its vineyards that are not yet mature and contracting the resultant wine grape production to current or new winery clients.

California Wine and Grape Industry

The market for California table wine has grown significantly over the last 10 years.  California winery table wine revenues have increased at an average 7.1% compound annual rate, from approximately $4.1 billion in 1996 to approximately $7.6 billion in 2005, according to Gomberg, Fredrikson & Associates.  In 2005, wine shipments to the United States grew 5%, to a record 296 million cases.  This 15 million case increase came from imports, which were up by 8.0 million cases or 11%; California wines, which were up by 5.3 million cases or 3%; and other states in the U.S, which were up 1.6 million cases or 6%.

Total California wine shipments worldwide in 2005 increased by approximately 5.1 million cases, or 3.2%.  Wines in the ultra-premium category (over $14 per 750 ml. bottle) grew by approximately 9% and accounted for over one-third of total California winery revenues.  California wines in the super-premium category ($7 to $14 per 750 ml. bottle) were helped by the continued slowing of import growth, and sales grew by approximately 16%.  The popular premium category ($3 to $7 per 750 ml. bottle) increased approximately 3%.

Imports into the United States have grown dramatically over the past ten years, although a weakening of the U.S. dollar for the second half of 2003 and through 2004 had slowed the growth of imported wines. Imports rebounded in 2005, increasing 11% over 2004, to a record 81 million cases or 27% of the U.S. market.  Australian imports continued to increase dramatically with total sales of 22.3 million cases in 2005, an increase of 11%.  Australia is the second largest wine exporter to the U.S. behind Italy, which experienced an increase in sales to the U.S. of 9%.

In 2005 exports decreased by 2% over the record levels of 2004.   Bulk wine exports grew 25% in 2005 compared to 2004, but were offset by a 17% decrease in the export of bottled California wine.  This decrease was caused by wineries opting to bottle the wine in the country of destination to save costs.

According to the Crush Report, the 2005 harvest of California wine grapes grew to a record 3.74 million tons, a 35% increase from the 2004 crush of 2.77 million tons.  California wine grape growers received an average price in 2005 for white wine grapes of $506 per ton, up 4% from 2004, and an average price for red wine grapes of $633 per ton, up 1% from 2004.  For growers in California grape pricing district 7 (Monterey and San Benito Counties), the average price for white wine grapes decreased by 6%, from $951 per ton in 2004 to $898 in 2005, and the average price for red wine grapes decreased by 2%, from $1,111 per ton in 2004 to $1,086 in 2005.

The Company’s Grape Production Operations

  Vineyard Operations

SVI currently owns or manages approximately 5,700 acres of wine grape vineyards in Monterey and San Benito counties.  These properties consist of approximately 4,300 acres in Monterey County operated for the Company’s own account and approximately 1,400 acres operated under management contracts for others.  Of the Company’s approximately 4,070 net vine acres of wine grapes (i.e., excluding acreage devoted to roads, storage areas, equipment yards or uses other than vineyards), the Company expects that in 2006 approximately 85% will be in full production, 6% will be in partial production, and 9% will be non-producing or out of production.  The Company sells the majority of its wine grape production under long-term grape or bulk wine purchase contracts.  Approximately 92% of the Company’s producing acres are currently contracted for the harvest of 2006.

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

SVI’s vineyards are divided into blocks, each block generally consisting of approximately 20 to 25 acres.  The Company continually evaluates its vineyards on a block-by-block basis and considers various factors, such as the overall product mix of the Company’s vineyards and the productivity of each block.  In 2002 and 2003, the Company moved certain winery clients from under-performing blocks to more reliable and consistently producing blocks, and removed approximately 365 acres of vines.  In 2005, the Company replanted 180 of those acres.  The Company believes that these acres will be in partial production in 2006 and reach full production in 2009, although no assurances can be given that such production increases will occur with any predictability or at all.  The remaining 185 acres have been leased under short-term agreements to other farming concerns.  The effect of these vineyard removals will be a small reduction in the Company’s overall farming costs and a reduction in the amount of uncontracted grapes the Company has available.

The following table shows SVI’s net vine acres by variety from 2002 to 2006, total tons produced from 2002 to 2005, and tons produced by variety for 2005:

Net Vine Acres Owned by SVI and Tons Produced

	Net Vine Acres					Tons
Variety	2002	2003	2004	2005	2006(4)	2005
Chardonnay	1,399	1,293	1,107	1,115	1,135	10,223
Cabernet Sauvignon	767	727	727	734	734	6,550
Merlot	600	600	600	600	643	5,923
Pinot Noir	318	362	393	393	393	2,690
Sauvignon Blanc	240	240	240	264	264	2,184
Syrah	174	174	174	174	174	1,489
Gewürztraminer	82	82	82	82	82	964
Petite Sirah	31	31	31	55	55	482
White Riesling	58	58	22	22	47	180
Zinfandel	73	73	36	36	44	343
Petit Verdot	—	—	—	37	37	202
Pinot Gris	—	—	—	—	36	145
Valdiguie	20	20	20	20	20	259
Others	30	28	28	28	41	72
Replants/Grafts(1)	78	100	70	190	180	—
New Acreage(2)	210	185	185	135	—	—
Fallow(3)	—	107	365	185	185	—
Total Net Vine Acres	4,080	4,080	4,080	4,070	4,070

Total Tons Produced	17,550	20,700	19,666	31,706	—	31,706

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

(4)           As of March 31, 2006.

Grape and Wine Sales

Primary Customers.   The wine grape tonnage harvested from the Company’s approximately 3,565 net vine acres in production in 2005 (i.e., excluding vineyards under development or redevelopment) was largely subject to grape and wine purchase contracts with various wine producing companies.  The largest set of these contracts, representing approximately 77% of the Company’s 2005 grape sales revenues and 56% of the Company’s 2005 total revenues, is with Diageo Chateau & Estate Wines Company, a division of Diageo plc.  Diageo is a global premium drinks business headquartered in the United Kingdom and one of the ten largest U.S. wineries.  The Company’s contractual relationship with Diageo’s predecessor began in 1972 and has been continuous since that time.  In addition, the Company has purchase contracts for its current wine grape production with other wine producers, including Don Sebastiani & Sons, Niebaum-Coppola Estate Winery, Canandaigua, David Bruce Winery, Morgan Winery and The Hess Collection Winery.  The Company also provides vineyard management services to Diageo and Pacific Wine Partners, LLC on an aggregate of approximately 1,400 acres of wine grapes.  See “Vineyard Management Contracts.”

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

The terms of the Company’s grape and wine purchase contracts extend to between 2006 and 2014.  Approximately 92% of SVI’s producing acreage is contracted for the 2006 harvest.  A portion of these contracts have “evergreen” renewal provisions whereby the contracts continue until either party gives a two or three years’ prior written notice of termination.  The Company believes that these evergreen provisions are desirable to either allow time to renegotiate the contract with its contracting client or to find a new client for the grape production before the contract terminates, although there can be no assurance that either course of action will be successful.

In 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering 1,300 acres, or 35% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  The marketing of uncontracted acres is a primary focus of SVI.  However, there can be no assurances that these efforts will be successful and it is likely that any new purchase agreements will have less favorable terms.  See “Cautionary Information Regarding Forward-Looking Statements — Dependence on Major Customers; Renewal of Grape Purchase Agreements.”

SVI began selling wine under wine purchase agreements in 2002 as an adjunct to its traditional method of selling grapes under grape purchase agreements.  In addition, SVI converts certain grapes that are unsold at the time of harvest to bulk wine to be sold on the open market.  SVI uses its own winery facility and has contracted with third-party processing facilities to “custom crush” the wine it has produced.  In 2005, SVI crushed a total of approximately 11,400 tons of grapes, or approximately 37% of the Company’s total wine grape production, into wine.  Of this total, approximately 6,400 tons, or 21% of the Company’s total wine grape production, was sold pursuant to wine purchase agreements with fifteen different customers, and approximately 5,000 tons, or 16% of SVI’s total wine grape production, was produced to be sold on the open bulk market.

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

At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2006	1,535	37.7
2007	455	11.2
2008	760	18.7
2009	60	1.5
2010	85	2.1
2011	110	2.7
2012	25	0.6
2013	50	1.2
2014	325	8.0
Uncontracted	300	7.4
Non-Producing	365	8.9
Total	4,070	100.0%

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

Approximately 40% of SVI’s current contract grape prices are established each year by various pricing formulas based on the previous year’s prices for each wine grape variety in several specified CDFA reporting districts.  For example, grapes from the Company’s 2006 harvest that are subject to these contracts will be sold at prices based on the actual prices for the 2005 harvest reported in the Crush Report published March 10, 2006.  This enables both the Company and its clients to know final grape prices (on a per ton basis by variety) approximately eight months in advance of each year’s harvest.  These multiple district formula prices, as opposed to sales on the short-term spot market, tend to moderate year-to-year swings in prices.  The Company’s grape purchase contracts typically utilize pricing based in part upon prices for Napa, Sonoma and Mendocino county grapes, which tend to be higher than prices for the same varieties produced in Monterey county.  Some recent agreements use pricing formulas that are based more heavily on Monterey county data or use fixed prices which do not fluctuate, which may also be the case for the renewal or replacement of the Diageo agreements and additional agreements covering new or replanted vineyards.  In addition, certain of the Company’s vineyards are contracted for sale on a per acre basis.  Bulk wine sold under contract is sold based upon fixed prices.

The chart below shows the weighted average prices SVI has received, or expects to receive, per ton of contracted grapes for the primary varieties it has produced since 2002.  As of March 31, 2006, tonnage-based grape purchase contracts covered approximately 58% of the Company’s currently producing acreage.

Weighted Average Prices Per Ton Received by SVI (1)

Variety	2002	2003	2004	2005	2006(2)

Cabernet Sauvignon	$1,488	$1,578	$1,227	$2,034	$1,915
Chardonnay	1,323	1,159	1,221	1,061	1,228
Gewurztraminer	984	1,048	1,029	1,059	1,058
Merlot	1,557	1,445	1,212	1,223	1,158
Petite Sirah	1,313	1,337	1,197	1,144	1,127
Pinot Noir	1,765	1,470	1,349	1,323	1,472
Sauvignon Blanc	1,001	856	1,018	958	1,136
Syrah	1,158	982	858	969	974
Valdiguie	863	845	715	644	587
White Riesling	880	870	985	1,200	1,200
Zinfandel	1,158	1,599	1,339	1,316	1,371

(1)           Prices for most premium varieties have decreased since 2002, largely as a result of supply and demand conditions.  Supply and demand factors will change over time and there can be no assurance that the prices received by the Company in the future will match or exceed historical prices.

(2)           Price estimates for 2006 are based upon existing tonnage-based grape purchase contracts, Company production and sales estimates for contracted acres, and the 2005 Final Grape Crush Report released March 10, 2006.  These weighted average prices per ton do not include estimated production and sales of bulk wine or uncontracted vineyard acres.  The Company anticipates that prices for grapes produced from uncontracted acres will be lower than those from its contracted acres.  Currently, the Company has 92% of its producing vineyard acres contracted under grape or wine purchase agreement for the 2006 harvest.

Vineyard Production Cycle

The vineyard production cycle begins each year in December, after completion of harvest.  From December through March vines are pruned and tied to trellises, and damaged stakes, trellises, irrigation systems and other vineyard components are repaired or refurbished.  After winter rains end, irrigation and cultivation of the vineyards begin and continue through the harvest season.  Herbicides are applied as needed through the summer.  Necessary applications of pesticides and fertilizer begin in the spring and continue until harvest.  Grafting and planting also generally take place in the first four or five months of the year.  As growth of the vines accelerates beginning in late spring, they are trained and tied, and excess leaves are sometimes pulled to promote more efficient growth of vines and fruit.  Depending on the rate at which fruit ripens, harvest typically begins in late-August to early-September and is completed by the end of October or early November.  Direct farming costs currently range from $2,500 to $3,400 per acre over the course of the year for vineyards in full production, and revenue from grape purchase contracts are realized at the time of harvest.  Approximately one-half of annual production costs are incurred by June 30.

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

It has been the Company’s experience that it currently costs approximately $15,000 to $18,000 per acre over a three-year period to develop open land into a producing premium wine grape vineyard, before taking into account the cost of land.  The costs of redeveloping existing vineyards vary depending upon the condition of the vineyard and the scope of the redevelopment plan.  Over the past 10 years, the Company has made over $43 million in capital expenditures to redevelop existing vineyards and develop new vineyards.  Improvement and refurbishment is an ongoing process.  The Company estimates that there will always be some portion of its total net vine acres undergoing some type of redevelopment.  See “-Net Vine Acres Owned by SVI and Tons Produced.”

Due to the development of new vineyards, the redevelopment of existing vineyards and the acres recently taken out of production, approximately 15% of the Company’s vineyard acreage has not yet reached full productive capacity or is out of production.  There can be no assurance that the Company’s properties will achieve their full productive capacity at the rate indicated, if at all.

The following table shows recent and anticipated maturity of the Company’s vineyards.

Anticipated Maturity Levels of SVI’s Net Vine Acres (1)

	Crop Year
	2005	2006	2007	2008	2009	2010
Acres five or more years old (at or near full production)	3,430	3,450	3,560	3,705	3,885	3,885
Acres three and four years old (partial production)	130	255	325	180	—	—
Acres one and two years old (not yet in production)	325	180	—	—	—	—
Acres out of production (2)	185	185	185	185	185	185

Total Acres	4,070	4,070	4,070	4,070	4,070	4,070

(1)  The net vine acreage shown above is SVI’s planted acreage only.  It does not include acreage devoted to roads, storage areas, equipment yards or uses other than vineyards.

(2)  Certain marginally-producing acres have been taken out of production.  Certain of the acres were replanted in 2005.  It has not been determined when the remaining acres will be replanted, if at all.

   Water Supply

The Company’s vineyards are located in the Salinas Valley through which flows the Salinas River.  The watershed of the Salinas Valley is from the Ventana Wilderness in the Los Padres National Forest and Santa Lucia range of coastal mountains.  The Salinas River supplies a large aquifer, which is tapped by agricultural users.  In addition, the Salinas River is fed by two large reservoirs, Lake Nacimiento and Lake San Antonio, which were built primarily for agricultural water supply purposes to serve the Salinas Valley.  These reservoirs are maintained by the Monterey County Water Resource Agency.  The Company drip irrigates all of its vineyards from wells located on or near its vineyards.  The quality of the water obtained from the wells is good, and the wells have proven to be a plentiful and reliable source of water for the Company’s operations, even during the drought years of the late 1980’s.  See “Cautionary Information Regarding Forward-Looking Statements - Water.”

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

Production and sales have been limited to date.  SVI produced approximately 3,825 and 2,950 cases in 2005 and 2004, respectively, of ultra premium varietal wines, including Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Syrah and Sauvignon Blanc, using Company-grown grapes.  While its actual wine production will depend on various factors, the Company currently plans for production in 2006 of approximately 6,000 cases.  The Company intends to continue to distribute its current wine production directly through its tasting room, web site, restaurants, clubs and a few selected retailers.

Competition

Wine grape growing and wine production are highly competitive.  California has over 1,000 bonded wineries although, according to Gomberg, Fredrikson & Associates, the top twelve wineries accounted for approximately 80% of sales based on total California wine shipments in 2005.  In addition, there are many sources of supply of wine grapes in California and in countries outside the United States.  Since 1996, acres planted to wine grapes in California have increased 36%, from approximately 378,000 acres at the end of 1996 to 513,000 at the end of 2004, according to the California Agricultural Statistics Service.  Most wine grape producers have small, privately owned operations and sell their production to wineries, often at spot market prices from year to year.  Quality of production and yields can vary widely from vineyard to vineyard in the same geographic area.  Many wineries, including certain of the Company’s customers, grow a significant amount of the grapes they need to produce wine in addition to purchasing grapes from independent producers such as SVI.  Although holdings of vineyard properties are not publicly reported, the Company believes it is one of the largest independent producers of premium wine grapes in California, and that there are approximately four or five independent producers of comparable size in terms of acreage.

In addition, there are numerous wine producers in Europe, Australia, South America, New Zealand and South Africa.  Producers in these countries are increasing their production in these regions and targeting the relatively affluent United States market.  Most imports are bottled wines, however, some American producers have imported bulk wine for bottling and sale in the United States.  Imports of foreign bulk wine to California increased almost 100% from 2004 to 2005, to 10.3 million gallons, the equivalent of 4.3 million cases.  Since 1996, American wineries have imported the equivalent of 29.2 million cases of foreign bulk wine.

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

Employees and Labor Relations

The Company has approximately 100 full-time employees and employs seasonal and contract labor for vineyard development, pruning, harvesting and other related tasks during peak seasons.  Field labor needs are seasonal, normally peaking at approximately 400 field workers at harvest, and dropping to a low of approximately 50 immediately after harvest.  The Company also uses contracted labor for specialized work, such as grafting, and otherwise when necessary.

The United Farm Workers, AFL-CIO (“UFW”) has represented the Company’s farm workers since 1993.  The Company’s current five-year contract with the UFW will expire at the end of 2006.  The Company believes its labor relations are satisfactory.  The Company has never had a walk-out, sit-down, slow-down or strike, and the existing contract has a “no strike” clause.  The Company has, however, been picketed, particularly during the organizing effort by the UFW and during negotiation of the first contract in 1995.  See “Cautionary Information Regarding Forward-Looking Statements — Labor Regulations and Union Contract.”

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

Vineyards are also susceptible to certain diseases, insects and pests, which can increase operating expenses, reduce yields or kill vines.  In recent years phylloxera, a louse that feeds on the roots of grape vines, has infested many vineyards in the wine grape producing regions of California, causing grape yields to decrease.  Phylloxera infestation has been widespread in California, particularly in Napa, Sonoma, Mendocino and Monterey Counties, and most of the other wine grape-producing areas of the state have been affected to some degree.  As a result of this widespread problem, thousands of vineyard acres throughout California have been replanted with phylloxera-resistant rootstock or, in some cases, taken out of production completely.  Substantially all of the Company’s approximately 4,070 net vine acres of wine grapes are planted or interplanted with rootstock that is designated as phylloxera-resistant.

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

  Dependence on Major Customer; Renewal of Grape Purchase Agreements

Grape purchase contracts with Diageo covered 40% of the Company’s producing acreage in 2005 and accounted for approximately 56% and 53% of the Company’s 2005 and 2004 total revenues, respectively.  The terms of the grape purchase contracts with Diageo extend to between 2006 and 2014.  In December 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering 1,300 acres, or 35% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  Although the Company is marketing these uncontracted acres, there can be no assurances that these efforts will be successful and it is likely that any purchase agreements covering these vineyards will have less favorable terms.

  Wine Grape Supply and Demand; Pricing

An oversupply situation for certain varieties has existed in the wine grape industry for the past few years.  Plantings of new vineyards, yield enhancements through technological advances, and denser plantings of vines have contributed to supply pressure.  In addition, economic uncertainty and increased foreign competition have exacerbated market conditions.  These factors have had a significant impact on grape and bulk wine prices for certain varieties.  Industry experts believe that supply and demand are coming into balance for most varieties, however, especially after the record crop levels of the 2005 harvest, the Company may continue to experience pricing pressures and this could have a material adverse affect on its business and future results.

  Uncertainty of Revenue Growth

In 2005, approximately 84% of the Company’s net vine acres were at or near full production.  It is anticipated that a certain portion of the Company’s vineyards will always be out of production or below maximum production due to initial development, replanting, regrafting and various other factors.  While some productivity increases may be expected from further development of vineyard acreage not yet in full production or from enhancements of fully productive vineyards, the growth potential of the Company’s existing properties is limited and the Company’s ability to increase revenue depends upon its ability to acquire, develop and operate more vineyard properties or expand its business into other areas.  There can be no assurance that suitable properties will be available to the Company at prices that would make the Company’s growth plans viable or that the development of Scheid Winery will be successful.  Revenues are also substantially dependent on grape yields and prices, both of which are subject to variation as discussed elsewhere in this section and can have an effect on revenue growth unrelated to the number of acres in full production.

  Fixed Costs and Revenue Fluctuations; Uncertainty of Profitability

The Company incurs annual farming costs currently averaging approximately $2,500 to $3,400 per acre in production.  These costs are incurred throughout the year preceding harvest and are relatively fixed.  Revenues from grape sales are not realized until harvest and vary depending upon yields and prices.  Vineyard productivity varies from year to year depending upon a number of factors, and significant variations in annual yields should be expected from time to time.  Furthermore, grape prices have fluctuated significantly in the past and should be expected to continue to fluctuate from year to year and to decrease at times in the future.  Because production costs are not significantly adjustable in light of productivity or revenue levels, weak harvests or lower grape prices cannot be mitigated by cost reductions and should be expected to have significant adverse effects upon profitability.

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

Substantial capital expenditures are required to develop and acquire new vineyards and improve existing vineyards.  In addition, the Company invested approximately $23 million to complete the first phase of the Scheid Vineyards Winery.  See “Recent Developments”.  The Company has made and may continue to make such expenditures to finance its expansion, and has incurred and may continue to incur indebtedness.  As a consequence, the Company has and will continue to have significant interest and principal repayment obligations and earnings and cash flow will be adversely affected by increases in interest rates.

 Risks Associated with Business Expansion and Acquisition Strategy; Long-Term Strategies

As part of its long-term strategy, SVI continually evaluates opportunities available in the wine industry, such as acquisitions of developed vineyard properties, increasing acreage under management, and its recent construction of a winery facility.  See “Recent Developments”.  There can be no assurance that the Company will be able to expand its business by locating suitable properties to buy or lease at viable prices, or if it does locate such properties, that it will be able to secure adequate financing.  Any expansion of the Scheid Vineyards Winery, and any properties that may be acquired by the Company in the future, will require significant capital investment and, in the case of vineyard properties, may require several years of development before becoming productive.

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

  Possible Termination of Vineyard Management Agreements

Substantially all of the Company’s vineyard management agreements may be terminated in the event that Alfred G. Scheid, Kurt J. Gollnick and certain members of their families cease to maintain specified shareholdings in the Company.  Sales to the public by members of the Scheid or Gollnick families may result in a change of control of the Company, which could result in termination of these agreements.

  Labor Regulations and Union Contract

California has many laws and regulations concerning labor in general and farm labor in particular.  The Agricultural Labor Relations Board has promulgated many regulations concerning farm labor and a body of court decisions has developed.  SVI is subject to many of these regulations, laws and precedents.

The UFW is the major union representing farm labor and has represented SVI’s farm workers since 1993.  The Company’s current five-year contract with the UFW will expire at the end of 2006.  Although the Company historically has had satisfactory labor relations, it has been picketed from time to time during the initial organization of its employees and during contract negotiations.  No assurance can be given that the Company’s satisfactory labor relations will continue or that the UFW will not engage in picketing, walk-outs, sit-downs, slow-downs or strikes or the threat of these actions.  The Company’s business is heavily dependent upon farm labor, and the failure of the Company to maintain adequate labor relations on terms acceptable to the Company could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

  Environmental Risks

Ownership of real property creates a potential for environmental liability on the part of the Company.  If hazardous substances are discovered on or emanating from any of the Company’s vineyards and the release of hazardous substances (including fuels and chemicals kept by the Company on its properties for use in its business) presents a threat of harm to public health or the environment, the Company may be held strictly liable for the cost of remediation of these hazardous substances.  See “Environmental Issues.”

  Water

The Company is dependent upon wells located on or near its vineyards for water to irrigate the vineyards.  These wells are supplied by aquifers fed by the Salinas River and reservoirs operated by Monterey County.  Although historically the quality of water from these wells has been good and the wells have consistently supplied a plentiful and reliable source of water, even during the drought years of the late 1980’s, and the Company believes its sources of water will be available for the foreseeable future, it is possible that the Company’s water supplies could be impaired in the future due to drought, contamination or other circumstances.  An impairment in the Company’s water supplies could adversely affect the business, financial condition and results of operations of the Company.

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

  Legislative Actions and Potential New Accounting Pronouncements.

In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to listing standards by Nasdaq and accounting changes by the Securities and Exchange Commission, the Company will be required to increase its internal controls, hire additional personnel, and engage outside legal, accounting and advisory services, all of which could cause the Company’s general and administrative costs to increase.  Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as compensation expense, among others, could increase the expenses that the Company reports under Generally Accepted Accounting Principles and could adversely affect operating results.

ITEM  2.                 DESCRIPTION OF PROPERTY

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

Winery.  The Company owns a 40,000 square foot winery facility in Greenfield, California.  The winery facility was constructed and completed in 2005.

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

In December 2005, Matrix Service, Inc. (“Matrix”), a large subcontractor of the Company’s general contractor for the building of it new winery facility, filed an action (the “Complaint”) against the Company in Monterey County Superior Court.  The Complaint alleges causes of action for foreclosure of a mechanic’s lien in the amount of $3.2 million, reasonable value of services provided, unjust enrichment, and negligence.  The Company has denied the material allegations of the Complaint, alleged various defenses, and has filed a cross complaint against Matrix.  Management of the Company believes that the Complaint is without merit and intends to vigorously defend its case.  Although the Company is currently unable to predict the impact of this Complaint, these proceedings could involve significant legal expenses, and any adverse determination could have a material impact on the Company’s results of operations and cash flows.

ITEM  4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company’s fourth quarter ended December 31, 2005.

PART II

ITEM  5.                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Class A Common Stock

The Company’s Class A Common Stock is currently traded on the Nasdaq SmallCap Market System under the symbol “SVIN”.  The following table sets forth, for the fiscal quarter indicated, the high and low closing price per share sales prices for the Class A Common Stock, as reported by Nasdaq:

	High	Low
2004
First quarter	$6.35	$4.76
Second quarter	$5.34	$4.81
Third quarter	$5.95	$4.91
Fourth quarter	$6.26	$5.13
2005
First quarter	$6.59	$6.00
Second quarter	$6.34	$5.20
Third quarter	$6.63	$5.85
Fourth quarter	$7.20	$6.01

Holders

On April 6, 2006, there were approximately 381 holders of record of the Company’s Class A Common Stock and 15 holders of record of the Company’s Class B Common Stock.

Dividends

For information concerning historical dividends and the Company’s dividend policy, see “Item 6 - Management’s Discussion and Analysis or Plan of Operation - Dividends and Distributions.”

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under equity compensation plans, see “Item 10 – Executive Compensation – Equity Compensation Plan Information.”

Proposed Reverse Stock Split

On January 30, 2006, the Company announced that its Board of Directors and stockholders owning a majority of its voting stock had approved a 1-for-5 reverse stock split of its Class A and Class B Common Stock.  If the transaction is consummated, the Company expects to have fewer than 300 stockholders of record, which would enable the Company to voluntarily terminate the registration of its Class A Common Stock under the Securities Exchange Act of 1934, as amended, and become a non-reporting company.  As a result, the Company would no longer be required to file periodic reports and other information with the Securities and Exchange Commission (the “SEC”).

The Company has filed documents with the SEC describing the Reverse Stock Split in detail, and following any review by the SEC, the Company plans to disseminate a Definitive Information Statement to its stockholders and amend its Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State.  The Company is unable to determine the exact effective date of the Reverse Stock Split at this time.  The Company’s Board of Directors, in its sole discretion, reserves the right to abandon the Reverse Stock Split prior to its effective date, if it determines that abandoning the Reverse Stock Split is in the best interests of the Company.  In connection with the deregistration process, the Company will request that Nasdaq delist its Class A Common Stock from The Nasdaq SmallCap Market.

On the effective date of the Amendment, stockholders holding fewer than five (5) shares immediately prior to the effectiveness of the Amendment, and stockholders holding a number of shares not evenly divisible by five (5), of either Class A or Class B Common Stock, will receive a cash payment in the amount of $9.25 per pre-split share, in lieu of a fraction of a share of new Class A Common Stock and/or new Class B Common Stock that would otherwise be issued following the Reverse Stock Split.

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

Overview

Scheid Vineyards Inc. is a leading independent (i.e., not winery controlled) producer of premium varietal wine grapes.  The Company currently operates approximately 5,700 acres of wine grape vineyards on the Central Coast of California.  Of this total, approximately 4,300 acres are operated for the Company’s own account and 1,400 acres are operated under management contracts for others.  All of the properties the Company currently operates are located in Monterey and San Benito counties, both of which are generally recognized as excellent regions for growing high quality wine grape varieties.  The Company also recently completed the construction of an approximately 11,000-ton capacity winery facility located in Greenfield, California.

The Company currently produces 17 varieties of premium wine grapes, primarily Chardonnay, Cabernet Sauvignon, Merlot, Pinot Noir, Sauvignon Blanc and Syrah.  The majority of the Company’s wine grapes are sold under short and long-term grape purchase agreements to a variety of winery clients.  In 2005, the Company sold approximately 53% of its wine grapes under such purchase agreements to over 25 different wineries.  The Company also converts a substantial portion of its grapes, approximately 36% in 2005, to premium bulk wine which is sold pursuant to wine purchase agreements or on the open bulk market.  The Company also sells a portion of its grapes, approximately 11% in 2005, pursuant to an acreage contract whereby the winery client purchases the entire grape production from specified acreage for a set fee per acre.

The Company’s largest winery client in 2005 was Diageo Chateau & Estate Wines Company, a subsidiary of Diageo plc (“Diageo”), a global premium drinks business, and one of the ten largest U.S. wineries in terms of 2005 case shipments.  The Company has had grape purchase contracts with Diageo and its predecessors since 1972.  Contracts with Diageo covered 43% of the Company’s producing acreage and accounted for approximately 56% and 53% of the Company’s 2005 and 2004 total revenues, respectively.  The terms of the purchase contracts with Diageo extend to between 2006 and 2014.  In December 2003, Diageo delivered a notice to the Company terminating grape purchase contracts covering 1,300 acres, or 35% of the Company’s producing acreage, such termination to become effective after the harvest of 2006.  The marketing of uncontracted acres is a primary focus of SVI, but there can be no assurances that these efforts will be successful and it is likely that any purchase agreements covering new vineyards will have less favorable terms.

In September 2005, the Company completed construction of a new winery facility located at the Company’s vineyard headquarters near Greenfield, California.  The facility has the capacity to process approximately 11,000 tons of grapes into wine during any one harvest, as well as to process additional grapes into juice.  The facility is being used to produce wine for the Company’s own bulk wine production, as well as process and store bulk wine for third party customers.

SVI also provides vineyard management services pursuant to management contracts with two winery clients, Diageo and Pacific Wine Partners, LLC (a joint venture between Constellation Brands, Inc. and BRL Hardy, Inc.).  Under this arrangement, the Company provides its farming services for a set fee per acre.  In 2005, vineyard management services related to approximately 1,400 acres accounted for approximately 3% of the Company’s total revenues.

As of April 7, 2006, approximately 92% of the Company’s producing acreage was covered by purchase contracts and 8% of producing acreage was uncontracted.  For the contracted acres, approximately 40% are covered by grape purchase contracts that use data from the Final Grape Crush Report (the “Crush Report”), published by the California Department of Food and Agriculture (the “CDFA”) on or about March 10 of each year, to calculate prices.  Based on the 2005 Crush Report published March 10, 2006, these prices show slight decreases for most varieties.  The largest of the Company’s acreage is planted in Chardonnay, which shows a price decrease of approximately 2%, followed by Cabernet Sauvignon with a price decrease of 2%, and Merlot with a price decrease of 3%.  The past few years have seen the industry trying to cope with an excess supply of certain varieties of grapes and wine.  Prior to the 2005 harvest, there were signs that the market for most varieties was coming more into balance.  With the impact of the record crop, the over supply problem for certain varieties has been exacerbated and the Company anticipates that the prices it will receive for grapes which are currently not contracted, representing about 20% of anticipated production, could be less than the prices the Company will receive for contracted grapes for some varietals.

At the present time, the Company has contracts on its net vine acres that have initial expiration dates as follows:

Initial Year of Expiration	Net Vine Acres	Percent
2006	1,535	37.7
2007	455	11.2
2008	760	18.7
2009	60	1.5
2010	85	2.1
2011	110	2.7
2012	25	0.6
2013	50	1.2
2014	325	8.0
Uncontracted	300	7.4
Non-Producing	365	8.9
Total	4,070	100.0%

The wine grape business is extremely seasonal. Similar to most nondiversified agricultural crop producers, the Company recognizes a large portion of its crop sales revenues at the time of its annual harvest in September and October. Because success of the Company’s operations is dependent upon the results of the Company’s annual harvest, the first two quarters have historically resulted in a loss and quarterly results are not considered indicative of those to be expected for a full year. Profits, if any, are recognized in the last two fiscal quarters of the year when revenues from grape sales are recognized. In addition, the timing of the annual harvest varies each year based primarily on seasonal growing conditions, resulting in timing differences in the portion of grape revenues recognized in the third and fourth quarters of any one year. This is a significant factor in comparing quarterly operating results. In addition, the Company derives a portion of its revenues (20% in 2005) from sales of bulk wine. These sales have in the past, and may in the future, occur in years subsequent to the harvest year, which may impact quarterly results.

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

The underlying value of vineyard properties is primarily determined by (i) the geographic location of the vineyard, (ii) the varieties planted, (iii) the design, condition and age of the vineyard, (iv) the general state of the wine grape industry, and (v) contracts for the sale of the grape production. A significant change in the condition of the Company’s vineyards, the general state of the wine industry (particularly the demand for the coastal grapes the Company produces), or the Company’s ability to contract its grape production to wineries, could have a material adverse affect on the carrying values and lives of its vineyard assets as well as the Company’s operating results for the period or periods when the change occurs.  During the years ended December 31, 2004, the Company wrote down the value of under-performing portions of its vineyard improvements in the amounts of $78,000. There were no such write-downs in 2005.

The Company generally recognizes revenue from grape sales upon delivery to the winery. The Company does not have any allowance for returns because grapes are tested and accepted upon delivery. The Company generally recognizes revenue from the sale of bulk wine on the speculative market at the time the wine is shipped to the customer. Revenue from wine sold under wine purchase contracts is recognized when title has transferred to the customer, the price is determinable, and collectibility is reasonably assured. Title transfers to the customer upon receipt of a required amount of the contract price and acceptance of the wine. Winery processing and other revenues are recognized as the service is performed. Vineyard management and other services are recognized as provided.

Results of Operations – Years Ended December 31, 2005 and 2004

The following table sets forth certain statement of operations data for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(in thousands)
Revenues:
Grape sales	$22,105	$16,429
Bulk wine sales	6,210	5,658
Winery processing and other revenues	1,446	—
Vineyard management, services and other fees	1,018	1,118
Tasting room sales	430	419
Total revenues	31,209	23,624
Cost of sales	17,627	15,372
Gross profit	13,582	8,252
General and administrative expenses	5,551	4,809
Selling expenses	543	537
Write-down of vineyard improvements	—	78
Interest expense	1,103	660
Investment and interest income	(36)	(61)
Gain on sale of land and equipment	(943)	—
Income before provision for income taxes	7,364	2,229
Provision for income taxes	2,957	894
Net income	$4,407	$1,335

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

The revenues generated by the Company’s vineyards are affected by various factors, including the timing of the harvest, the yield per acre, and the price per ton received. Revenues from grape sales are generally recognized at the time of delivery to the winery. The Company also produces bulk wine under contract and for the speculative market. These sales have occurred in the past, and may in the future occur, in years subsequent to the harvest year, which may impact quarterly and annual results.

Revenues from grape sales increased by 35% to $22,105,000 for the year ended December 31, 2005 from $16,429,000 in 2004, an increase of $5,676,000. The increase was due primarily to the large size of the 2005 crop. Overall, tons harvested from the Company’s vineyards increased by 61%, with approximately 31,700 tons harvested in 2005, compared to 19,700 tons in 2004. The total tons sold as grapes increased 53%, to 20,300 in 2005 from 13,300 in 2004. This increase was partially offset by a 12% decrease in the average price per ton received on grape sales for the year ended December 31, 2005 as compared to 2004.

The Company crushed approximately 11,400 tons of grapes into wine during the 2005 harvest, as compared to approximately 6,400 tons during the 2004 harvest, an increase of 78%. Bulk wine sales increased by 10% to $6,210,000 for the year ended December 31, 2005, from $5,658,000 in the 2004 period, an increase of $552,000. Revenues from the sale of bulk wine are typically recognized throughout the twelve months following the harvesting of the grapes. The Company sold approximately 886,000 gallons of bulk wine for the year ended December 31, 2005, as compared to 877,000 gallons in the 2004 period, an increase of 1%. The Company processed grapes into bulk wine at its own winery facility and at several third-party winery facilities.

The Company’s winery facility opened for business on September 2, 2005. Revenues for the year ended December 31, 2005 totaled $1,446,000, and consisted primarily of revenues from the custom processing of grapes for clients. The Company also processed its own grapes into wine for its bulk wine program. The winery processed a total of 10,500 tons of grapes into wine, and converted 4,400 tons of grapes into juice during the harvest of 2005. The total number of tons processed in 2005 was at or near capacity for the facility as currently operated.

Revenue from vineyard management, services and other fees decreased by 9% to $1,018,000 for the year ended December 31, 2005, from $1,118,000 in the 2004 period, a decrease of $100,000. The decrease was due primarily to decreased financing fees charged to a management customer during 2005.

Gross Profit. Gross profit for the year ended December 31, 2005 was $13,582,000 as compared to $8,252,000 for the year ended December 31, 2004, an increase of $5,330,000, or 65%.

Gross margin on grape sales increased to 51% in 2005, as compared to 36% in 2004. The increase in margin was primarily due to the 61% increase in the tons harvested in 2005 on a relatively unchanged number of producing acres, which was somewhat offset by a 12% decrease in the average price per ton that the Company received for its grape production and an 8% increase in farming costs. In addition, see “Description of Business — The Company’s Grape Production Operations — Grape Sales — Pricing.”   Farming costs increased primarily due to an increase in harvest costs due to the large crop size, as well as increases in insurance and other employee-related costs, and fuel costs.

Gross margin on the sale of bulk wine increased to 28% in 2005, as compared to 22% in 2004. This increase was primarily attributable to an increase in the average sales price per gallon of 9% in 2005 as compared to 2004.

Gross margin on winery processing was 21% for the year ended December 31, 2005. There is no comparative number for 2004, as the winery began operations in September of 2005. There can be no assurances that future margins for the winery will be similar to that of 2005.

Costs associated with the provision of management services are reimbursed by the Company’s clients, therefore, no cost of sales is deducted in determining gross profit on these services.

General and Administrative Expenses. General and administrative expenses increased to  $5,551,000 for the year ended December 31, 2005, from $4,809,000 in the 2004 period, an increase of

$742,000, or 15%. The increase was due primarily to the new winery facility, increases in insurance and benefits costs for executive and administrative personnel, as well as an increase in the number of administrative personnel.

Selling Expenses. Selling expenses increased to $543,000 for the year ended December 31, 2005 from $537,000 in the 2004 period, an increase of $6,000, or 1%.

Write-down of Vineyard Improvements. During the year ended December 31, 2004, the Company wrote down the value of under-performing portions of its vineyard improvements in the amount of $78,000, representing approximately 12 acres. There were no such write-downs in 2005.

Interest Expense. Interest expense was $1,103,000 for the year ended December 31, 2005, as compared to $660,000 in the 2004 period, an increase of $443,000, and is comprised of the following:

	2005	2004
	(in thousands)
Interest expense	$1,539	$787
Write-off of loan costs	102	—
Less capitalized interest	(538)	(127)
Interest expense, net of amount capitalized	$1,103	$660

Interest expense increased primarily as a result of increased borrowings to fund the construction of the Company’s winery facility, as well as higher average interest rates in 2005. The weighted average interest rate in 2005 was 5.3% as compared to 3.7% during 2004. Capitalized interest increased due primarily to the construction of the Company’s winery facility in 2005.

Investment and Interest Income. Interest income was $36,000 for the year ended December 31, 2005, as compared to $61,000 in the 2004 period, a decrease of $25,000. The decrease was due to the investment of excess cash in marketable securities for the first nine months of 2004. There were no such investments in 2005.

Gain on Sales of Land and Equipment. In June 2005, the Company sold approximately 10 acres of vineyard land and recognized a gain of $833,000. The land had recently been incorporated into the city of Greenfield, California, and was sold to a developer of low-income housing. In addition, the Company sold outdated farm equipment during the 2005 period and recognized a gain in the amount of $110,000.

Liquidity and Capital Resources

SVI’s primary sources of cash have historically been funds provided by internally generated cash flow and bank borrowings. The Company has made substantial capital expenditures to redevelop its existing vineyard properties and acquire and develop new acreage, and the Company intends to continue these types of expenditures. In addition the construction of the Company’s winery facility required significant investment of capital. Cash generated from operations has not been sufficient to satisfy all of the Company’s working capital and capital expenditure needs. As a consequence, the Company has depended upon, and continues to rely upon, both short and long-term bank borrowings. Working capital at December 31, 2005 was $14,212,000, as compared to $7,698,000 at December 31, 2004, an increase of $6,514,000. The increase in working capital was primarily due to the increase in sales in 2005 due to the large crop size in 2005.

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

In June 2005, the Company refinanced its crop line of credit and long-term credit facilities that the Company had in place with Bank of the West with a new lender, Rabobank N.A. The new credit agreement provides for up to $15,000,000 in revolving commitments intended to finance the Company’s anticipated working capital needs. This revolving commitment matures July 15, 2008, and is secured by crops and other assets of the Company. At December 31, 2005, there were no amounts outstanding under this portion of the facility. Interest on borrowings is due monthly at the bank’s reference rate or the LIBOR rate plus 1.75%.

In addition, the new facility provides for up to $37,000,000 in term commitments. This portion of the facility is secured by trust deeds on vineyard properties as well as leasehold deeds of trust. The term commitment matures on July 15, 2015, and requires annual principal payments of $2,000,000 beginning December 15, 2007. At December 31, 2005, the outstanding amount due under this portion of the facility was $35,804,000. Interest on borrowings is due monthly at the bank’s reference rate or the LIBOR rate plus 1.75%. At December 31, 2005, the weighted average interest rate on this portion of the facility was 5.68%.

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

The Company’s principal credit facilities bind the Company to a number of affirmative and negative covenants, including requirements to maintain financial ratios within certain parameters and to satisfy certain other financial tests. The credit facilities also prohibit the payment of cash dividends. At December 31, 2005, the Company was in compliance with these covenants.

Management expects that capital requirements will result in the expenditure of the Company’s available cash, and additional borrowing under credit lines and/or new arrangements for term debt will be necessary. The Company’s planned vineyard development and improvements are expected to require approximately $1,500,000 in capital investment over the next three years. In addition, the Company expects to invest approximately $1,500,000 in vineyard equipment purchases. The Company expects to invest approximately $2,800,000 in winery improvements during 2006, and anticipates that any expansion of its winery to full build-out potential could require an expenditure of an additional $30,000,000 over the next two to five years.

Although no assurances can be given, management believes that the Company’s anticipated working capital levels and borrowing capabilities will be adequate to meet the Company’s currently anticipated liquidity needs through the year ending December 31, 2006. At April 7, 2006, the Company had approximately $12,000,000 in borrowing availability under its revolving and term commitments from its bank.

Cash provided by operating activities was $314,000 for the year ended December 31, 2005, compared to $2,555,000 for the same period in 2004, a decrease of $2,241,000. The decrease was primarily due to a later than normal harvest in 2005, which delayed the payments on some grape sale accounts receivables into January of 2006. In addition, a larger portion of the Company’s crop was converted into bulk wine in 2005, resulting in larger inventory balances at December 31, 2005 than at December 31, 2004. Bulk wine is typically sold in the year after it is produced.

For the year ended December 31, 2005, cash used in investing activities totaled $24,065,000, compared to cash provided by investing activities of $9,974,000 for the same period in 2004, an increase in net cash used of $34,039,000. This increase in cash used was primarily due to the expenditure of funds to construct the Company’s winery facility and related equipment at a cost of approximately $22,625,000.

In addition, in 2004, the Company received cash proceeds from the sale of investments in short-term marketable securities in the amount of $10,048,000. Expenditures for vineyard improvements and equipment totaled $2,965,000 in 2005 and $3,339,000 in 2004.

Cash provided by financing activities was $15,066,000 for the year ended December 31, 2005, compared to cash used of $3,659,000 for the same period in 2004, an increase in cash provided of $18,725,000. The increase was due to the borrowing of funds on the Company’s long-term credit facility to fund the construction of the Company’s new winery. In 2004, the Company repurchased Class A Common Stock in the amount of $2,038,000.

Disclosures Regarding Contractual Obligations and Commitments

The Company is contractually committed to payment on long-term debt obligations and long-term leases as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$35,804	$—	$6,000	$4,000	$25,804
Operating lease obligations	11,915	1,052	2,720	1,307	6,836
Total contractual cash obligations	$47,719	$1,052	$8,720	$5,307	$32,640

Dividends and Distributions

The Company has not paid any cash dividends to date. The Company intends to retain its future earnings, if any, and does not anticipate paying cash dividends on either class of its Common Stock in the foreseeable future. In addition, the Company’s principal bank credit facilities prohibit the payment of cash dividends without the consent of the lender.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Item 303(c) of Regulations S-B.

ITEM 7.                                                     FINANCIAL STATEMENTS

The audited financial statements of the Company are set forth in this Report beginning on page 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Scheid Vineyards Inc.

We have audited the accompanying consolidated balance sheets of Scheid Vineyards Inc., and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scheid Vineyards Inc., and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California
April 7, 2006

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

		December 31,
	Notes	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,197	$9,882
Accounts receivable, trade		9,802	2,096
Accounts receivable, other		471	41
Inventories	3	6,992	3,746
Supplies, prepaid expenses and other current assets		949	705
Current portion of long-term receivable	5	—	525
Total current assets		19,411	16,995
PROPERTY, PLANT AND EQUIPMENT, net	4,7	69,964	48,368
OTHER ASSETS, net		550	117
		$89,925	$65,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	7	$—	$7,832
Accounts payable		2,227	751
Accrued liabilities	9	729	636
Deferred revenues		233	—
Income taxes payable	8	1,612	—
Deferred income taxes	8	398	78
Total current liabilities		5,199	9,297
LONG-TERM DEBT, net of current portion	7	35,804	12,600
DEFERRED INCOME TAXES	8	6,905	5,981
Total liabilities		47,908	27,878

COMMITMENTS AND CONTINGENCIES	9,13

STOCKHOLDERS’ EQUITY:	6,10,11
Preferred stock, $.001 par value; 2,000,000 shares authorized; no shares issued and outstanding		—	—
Common stock,
Class A, $.001 par value; 20,000,000 shares authorized; 2,046,252 and 2,016,530 shares outstanding in 2005 and 2004, respectively
Class B, $.001 par value; 10,000,000 shares authorized; 3,062,215 and 3,088,715 shares issued and outstanding in 2005 and 2004, respectively		7	7
Additional paid-in capital		21,892	21,871
Retained earnings		27,668	23,261
Less: treasury stock; 1,544,149 and 1,542,058 shares of Class A Common Stock at cost in 2005 and 2004, respectively		(7,550)	(7,537)
Total stockholders’ equity		42,017	37,602
		$89,925	$65,480

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

		Year Ended December 31,
	Notes	2005	2004
REVENUES:
Grape sales		$22,105	$16,429
Bulk wine sales		6,210	5,658
Winery processing and other revenues		1,446	—
Vineyard management, services and other fees		1,018	1,118
Tasting room revenues		430	419
Total revenues		31,209	23,624
COST OF SALES		17,627	15,372
GROSS PROFIT		13,582	8,252
General and administrative expenses		5,551	4,809
Selling expenses		543	537
Write-down of vineyard improvements		—	78
Interest expense		1,103	660
Investment and interest income		(36)	(61)
Gain on sale of land and equipment		(943)	—
INCOME BEFORE PROVISION FOR INCOME TAXES		7,364	2,229
PROVISION FOR INCOME TAXES	8	2,957	894
NET INCOME		$4,407	$1,335

NET INCOME PER SHARE:	2
BASIC		$0.86	$0.25
DILUTED		$0.86	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:	2
BASIC		5,105	5,388
DILUTED		5,146	5,419

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(amounts in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income
BALANCE, January 1, 2004	$7	$21,868	$21,926	$9	$(5,499)	$38,311	—
Repurchase of common stock (Note 10)	—	—	—	—	(2,038)	(2,038)	—
Exercise of stock options	—	3	—	—	—	3	—
Net income	—	—	1,335	—	—	1,335	$1,335
Realized gain on marketable securities	—	—	—	(9)	—	(9)	(9)
BALANCE, December 31, 2004	7	21,871	23,261	—	(7,537)	37,602	$1,326
Repurchase of common stock (Note 10)	—	—	—	—	(13)	(13)	—
Exercise of stock options	—	21	—	—	—	21	—
Net income	—	—	4,407	—	—	4,407	$4,407
BALANCE, December 31, 2005	$7	$21,892	$27,668	—	$(7,550)	$42,017	$4,407

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,407	$1,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and abandonments	3,961	3,058
Write-off of loan costs	102	—
Deferred income taxes	1,244	947
Gain on sale of marketable securities	—	(48)
Gain on sale of land and equipment	(943)	80
Changes in operating assets and liabilities:
Accounts receivable, trade	(7,706)	(899)
Accounts receivable, other	(430)	(26)
Inventories	(3,246)	(1,024)
Supplies, prepaid expenses and other current assets	(244)	(232)
Other assets	(245)	—
Accounts payable and accrued liabilities	1,569	286
Deferred revenues	233	—
Income taxes payable	1,612	(922)
Net cash provided by operating activities	314	2,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of long-term receivable	525	2,624
Proceeds from sale of marketable securities	—	10,048
Proceeds from sale of property, plant and equipment	1,000	—
Additions to property, plant and equipment	(25,590)	(3,339)
Proceeds for surrender of life insurance policy	—	641
Net cash (used in) provided by investing activities	(24,065)	9,974
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in long-term debt	51,234	3,250
Repayment of long-term debt	(35,862)	(4,874)
Payment for loan fees	(314)	—
Proceeds from exercise of stock options	21	3
Repurchase of common stock	(13)	(2,038)
Net cash provided by (used in) financing activities	15,066	(3,659)
(Decrease) increase in cash and cash equivalents	(8,685)	8,870
CASH AND CASH EQUIVALENTS, beginning of year	9,882	1,012
CASH AND CASH EQUIVALENTS, end of year	$1,197	$9,882

See accompanying Notes to Consolidated Financial Statements.

SCHEID VINEYARDS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization — The principal business of the Company is the production of premium varietal wine grapes. The Company currently operates approximately 5,700 acres of premium wine grape vineyards in Monterey and San Benito Counties, California.

The majority of the Company’s wine grapes are sold under short and long-term grape and wine purchase agreements to a variety of winery clients. The terms of these contracts extend to between 2006 to 2014. The largest set of these contracts with a single winery client covered approximately 43% of the Company’s producing acreage and accounted for approximately 56% and 53% of the Company’s total revenues in 2005 and 2004, respectively. In 2003, this client delivered a notice to the Company terminating grape purchase contracts covering 1,300 acres, or 35%, of the Company’s producing acreage. This termination is to become effective after the harvest of 2006. In addition, wine sales to another customer totaled 11% and 10% of the Company’s total revenue during the years ended December 31, 2005 and 2004, respectively.

Basis of Presentation — The Company conducts all of its business through its wholly owned subsidiary, Scheid Vineyards California Inc., a California corporation. All significant intercompany balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, substantially all cash balances were on deposit with the Company’s major banks.

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

Trade Receivables Allowance— The Company’s policy is to identify all specific customers from whom a payment would be considered doubtful based upon the customer’s financial condition, payment history, credit rating and other relevant factors and reserve for the portion of those outstanding balances where collection does not seem likely. There was no such reserve at December 31, 2005 and 2004.

Property, Plant and Equipment — Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets. Vineyards generally have estimated depreciable lives of 25 to 30 years, buildings 30 years, and furniture and equipment 5 to 7 years. Development costs incurred during the development period of a vineyard, including related interest, are capitalized. Depreciation commences in the initial year the vineyard becomes commercially productive, generally in the fourth year. Any revenue generated prior to a vineyard becoming commercially productive reduces the capitalized cost of the vineyard. The Company’s winery consists of a building and the related equipment necessary to operate the facility. The winery building is being depreciated over 20 years and winery equipment between 5 and 15 years. The Company capitalized interest related to the development of vineyards totaling $218,000 and $127,000 in 2005 and 2004, respectively. In addition, the Company capitalized interest related to the construction of its winery facility in the amount of $320,000 during the year ended December 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Impairment or Disposal of Long-Lived Assets — Whenever facts and circumstances indicate that the carrying value of a long-lived asset may not be recoverable, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. After the harvest of 2004, the Company determined that approximately 12 acres of its vineyards were not economically productive and wrote off their carrying value in the amount of $78,000. There were no such write-downs in 2005.

Revenue Recognition — The Company generally recognizes revenue from grape sales upon delivery to the winery. The Company does not have any allowance for returns because grapes are tested and accepted upon delivery. The Company generally recognizes revenue from the sale of bulk wine on the speculative market at the time the wine is shipped to the customer. Revenue from wine sold under wine purchase contracts is recognized when title has transferred to the customer, the price is determinable, and collectibility is reasonably assured. Title transfers to the customer upon receipt of a required amount of the contract price and acceptance of the wine. Revenues are deferred when payments or deposits are made by the customer before the delivery of grapes or wine has occurred, and title has not transferred to the customer. Winery processing and other revenues are recognized as the service is performed. Vineyard management and other services are recognized as provided. Substantially all revenues of the Company are derived from customers within the United States.

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

Earnings Per Share and Classes of Common Stock — Weighted average shares outstanding includes both Class A and Class B Common Stock outstanding and the effect of dilutive stock options for the periods presented. The computation of diluted earnings per share did not include stock options which were antidilutive, as their exercise price was greater than the average market price of the Company’s Class A Common Stock during the year. Options to purchase 38,000 and 55,000 shares of the Company’s Class A Common Stock were excluded for the years ended December 31, 2005 and 2004, respectively.

Stock Compensation — The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation”, requires the disclosure of pro forma net income and net income per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of options pricing models, even though such models were developed to estimate the fair value of freely-tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5 years; 44% and 47% stock price volatility in 2005 and 2004, respectively; weighted average risk free rate of return of 4.3% and 3.9% in 2005 and 2004, respectively; and no dividends during the expected term. Forfeitures are recognized as they occur.

If the computed fair values of the Company’s stock option awards had been amortized to expense over the vesting period of the awards, net income for the years ended December 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data).

	Year Ended December 31,
	2005	2004
Net income:
As reported	$4,407	$1,335
Deduct: Total stock-based employee compensation expense determined under fair value based method for all rewards, net of related tax effects	(18)	(19)
Pro forma	$4,389	$1,316

Net income per share (Basic):
As reported	$0.86	$0.25
Pro forma	$0.86	$0.24
Net income per share (Diluted):
As reported	$0.86	$0.25
Pro forma	$0.85	$0.24

Union Agreement - The United Farm Workers, AFL-CIO (“UFW”) has represented the Company’s farm workers since 1993. The Company’s current five-year contract with the UFW will expire December 31, 2006. Approximately 80% of the Company’s employees are represented by the UFW.

New Financial Accounting Standards – In December 2004, the Financial Accounting Standards Board issued SFAS No. 123-Revised 2004, “Share-Based Payments” (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 requires companies to expense the fair value of stock options and similar awards and is effective for the Company beginning January 1, 2006. The Company believes that the adoption of this Statement will not have a material effect on the financial position of the Company. See the disclosure above for the pro forma impact on current and prior year results.

Certain Reclassifications – Certain reclassifications have been made to 2004 balance sheet accounts to conform with the 2005 presentation.

3. INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred crop costs	$657	$625
Vineyard supplies	365	169
Bulk wine	5,740	2,920
Winery supplies	110	—
Tasting room inventories	120	32
Total	$6,992	$3,746

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,
	2005	2004
	(in thousands)
Vineyard land and buildings	$6,204	$6,171
Vineyard improvements	50,156	50,389
Vineyard improvements under development	6,489	3,959
Vineyard machinery and equipment	7,344	7,117
Winery building	15,656	—
Winery machinery and equipment	6,969	—
Winery construction in progress	735	1,070
Tasting room building and equipment	375	363
Office furniture and equipment	828	709
Total	94,756	69,778
Less accumulated depreciation and amortization	(24,792)	(21,410)
Property, plant and equipment — net	$69,964	$48,368

5. LONG-TERM RECEIVABLE

The Company has a contract to redevelop and manage certain vineyards owned or controlled by a major client. The contract originally called for the expenditure of approximately $7,500,000 over a three-year period. The funds for this project were borrowed, as an accommodation to the client, by the Company under a line of credit (see Note 7). The interest rate and payment terms of this receivable were due the same as the related note payable. The note payable to the bank was secured by a letter of credit provided by the client and by the management contract. The contract called for the payment of this receivable by the client’s payment of the six annual principal installments under the line, beginning January 5, 2000. During the year ended December 31, 2005, the client repaid the remaining amount of the receivable. The Company continues to manage the operations of the vineyard for the client.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2005	2004
	(in thousands)
Note payable to bank, see below for description	$35,804	$—
Note payable to bank, principal due in annual installments of $214,000 through July 5, 2005, secured by a leasehold interest. This note was repaid in June 2005	—	1,071
Note payable to bank, principal due in annual installments of $96,000 through July 5, 2005, secured by a leasehold interest. This note was repaid in June 2005	—	778
Note payable to bank, principal due in annual installments of $114,000 through July 5, 2005, secured by a leasehold interest. This note was repaid in June 2005	—	1,934
Note payable to bank, principal due in annual installments of $75,000 through July 5, 2005, secured by a leasehold interest. This note was repaid in June 2005	—	825
Note payable to bank, principal due in annual installments of $178,000 through June 5, 2008, secured by a trust deed. This note was repaid in June 2005	—	3,916
Note payable to bank, principal due in annual installments of $422,000 through June 5, 2008, secured by a trust. This note was repaid in June 2005	—	9,284
Note payable to bank represents borrowings on a $7,500,000 line of credit. The note was secured by a letter of credit provided by a major client, and was used for costs incurred for the redevelopment of certain vineyards owned by the client (see Note 5). This note was repaid in January 2005	—	2,624
Total	35,804	20,432
Less current maturities	—	(7,832)
Long-term portion	$35,804	$12,600

In June 2005, the Company refinanced it existing debt with Bank of the West by securing long-term revolving financing with Rabobank, N.A. in the amount of up to $52,000,000. The proceeds of the new financings were used to repay Bank of the West and finance the construction of a new winery facility.

The new facility has a term component in the amount of up to $37,000,000, which is secured by deeds of trust and leasehold interests in approximately 4,100 acres of the Company’s vineyards. The total term loan commitment is reduced annually beginning on December 15, 2007 by the amount of $2,000,000, and is due July 15, 2015. There was $35,804,000 outstanding on this portion of the facility at December 31, 2005, bearing interest at a weighted average rate of 5.68%.

The facility also has a revolving note for up to $15,000,000 in borrowings, which is intended to fund annual operating costs of the Company. This note is secured by the cash, receivables, crop and other inventories, and equipment of the Company. This portion of the note is due July 15, 2008. There were no amounts outstanding on this note at December 31, 2005.

Interest on the facility is due monthly at the bank’s prime rate or the LIBOR rate plus a percentage based upon certain financial ratios of the Company. At December 31, 2005, this additional percentage above LIBOR was 1.75%. The facility prohibits the payment of dividends without the consent of the lender and contains various financial covenants, including current working capital amounts, interest coverage ratios and the amount of total liabilities to tangible net worth. The Company was in compliance with its financial covenants at December 31, 2005.

Principal payments required on long-term debt for each of the next five years ending December 31 are as follows (in thousands):

2006	$—
2007	2,000
2008	2,000
2009	2,000
2010	2,000
Thereafter	27,804
Total	$35,804

8. INCOME TAXES

Significant components of the Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Current deferred income tax assets:
Tax credits	$—	$62
State income taxes	114	—
Current deferred income tax liabilities - Prepaid expenses	(512)	(140)
Net current deferred income tax liability	$(398)	$(78)

Long-term deferred income tax assets - Deferred state income taxes	$544	$441
Long-term deferred income tax liabilities - Depreciation	(7,449)	(6,442)
Net long-term deferred income tax liability	$(6,905)	$(5,981)

The provision for income taxes is as follows:

	Year Ended December 31,
	2005	2004
	(in thousands)
Current:
Federal	$1,349	$(63)
State	364	10
Total	1,713	(53)
Deferred:
Federal	947	759
State	297	188
Total	1,244	947
Total provision for income taxes	$2,957	$894

The Company’s effective income tax rate differs from the federal statutory income tax rate due to the following:

	Year Ended December 31,
	2005	2004
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	5.9	5.9
Other	0.3	0.2
Total	40.2%	40.1%

9. COMMITMENTS AND CONTINGENCIES

Lease Obligations – The Company has various operating lease agreements for office space and farm land. The Company has a lease for office space which expires January 31, 2007 and contains a provision for annual rent adjustments based upon the Consumer Price Index.

Farm land leases cover approximately 2,600 acres with initial terms ranging from 24 to 30 years. The land leases provide for options to renew ranging from 10 to 20 years and contain provisions for rent adjustments based upon the prevailing market rate, Consumer Price Index, or revenue generated by the property, and also provide for payments of taxes, insurance and maintenance costs.

Aggregate minimum rental payments for each of the next five years ending December 31 are as follows (in thousands):

2006	$1,052
2007	914
2008	903
2009	903
2010	653
Thereafter	7,490
Total	$11,915

Rent charged to operations was $1,097,000 and $1,038,000 for the years ended December 31, 2005 and 2004, respectively. Rent capitalized into vineyard development was $61,000 and $59,000 for the years ended December 31, 2005 and 2004, respectively.

Pension Plans — The Company has two 401(k) Profit Sharing Plans. The first plan is for the benefit of the Company’s employees who are covered by the United Farm Workers of America Collective Bargaining Agreement. All union employees of the Company are eligible to participate after having worked 500 hours within a one-year period. The Company contributes 15 cents for each hour worked by eligible employees, subject to the limitations imposed by the Internal Revenue Code. The Company’s contribution to the union employees’ plan amounted to $53,000 and $68,000 for the years ended December 31, 2005 and 2004, respectively.

The second plan covers the Company’s non-union employees. All non-union employees of the Company are eligible to participate in the plan after one year of employment. Employees may contribute between 1% and 15% of their annual compensation. The Company matches 50 cents for every dollar of employee contributions up to 6% of their annual salaries, subject to the limitations imposed by the Internal Revenue Code. The Company’s contribution to this plan amounted to $72,000 and $62,000 for the years ended December 31, 2005 and 2004, respectively.

Department of Labor Penalty — The Company has accrued a liability in the amount of $350,000 at December 31, 2005 and 2004 for potential additional payroll expense to be paid to employees as the result of penalties levied by the California Department of Labor due to alleged violations of the California Labor Code.

Matrix Lawsuit and Liens— In December 2005, Matrix Service, Inc. (“Matrix”), a large subcontractor of the Company’s general contractor for the building of its new winery facility, filed an action (the “Complaint”) against the Company in Monterey County Superior Court. The Complaint alleges causes of action for foreclosure of a mechanic’s lien in the amount of $3.2 million, reasonable value of services provided, unjust enrichment, and negligence. The Company has denied the material allegations of the Complaint, alleged various defenses, and has filed a cross complaint against Matrix. Management of the Company believes that the Complaint is without merit and intends to vigorously defend its case. Although the Company is currently unable to predict the impact of this Complaint, these proceedings could involve significant legal expenses, and any adverse determination could have a material impact on the Company’s results of operations and cash flows.

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

Conversion of Shares — During the years ended December 31, 2005 and 2004, Class B Common Shareholders converted 26,500 and 137,400 shares, respectively, of Class B Common Shares into Class A Common Shares. On January 20, 2006, Class B Common Shareholders converted 1,960,000 shares of Class B Common Stock into Class A Common Stock.

Repurchase of Shares — During the year ended December 31, 2005, the Company repurchased 2,091 shares of its Class A Common Stock for an aggregate purchase price of $13,000. During the year ended December 31, 2004, the Company repurchased 370,500 shares of its Class A Common Stock for an aggregate purchase price of $2,038,000.

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

The following summarizes stock option activity for the periods presented:

	Shares	Weighted Average Exercise Prices
Outstanding, January 1, 2004	172,000	$6.12
Granted	5,000	5.19
Exercised	(875)	3.49
Cancelled	(1,000)	3.75
Outstanding, December 31, 2004	175,125	6.12
Granted	5,000	6.01
Exercised	(5,313)	3.99
Cancelled	(687)	3.75
Outstanding, December 31, 2005	174,125	$6.19

	Range of Exercise Prices at December 31, 2005
	Under $4.00	$4.00-$9.99	$10.00	Total
Options outstanding	40,125	74,000	60,000	174,125
Weighted average exercise price of options outstanding	$3.40	$4.61	$10.00	$6.19
Options exercisable	37,086	69,000	60,000	166,086
Weighted average exercise price of options exercisable	$3.37	$4.51	$10.00	$6.24
Weighted average fair value of options granted in 2005	None	$2.66	None	$2.66
Weighted average remaining contractual life	6.3 years	2.9 years	1.5 years	3.0 years

	Range of Exercise Prices at December 31, 2004
	Under $4.00	$4.00-$9.99	$10.00	Total
Options outstanding	41,125	74,000	60,000	175,125
Weighted average exercise price of options outstanding	$3.49	$4.47	$10.00	$6.12
Options exercisable	32,796	69,000	60,000	161,796
Weighted average exercise price of options exercisable	$3.39	$4.42	$10.00	$6.28
Weighted average fair value of options granted in 2004	None	$2.35	None	$2.35
Weighted average remaining contractual life	7.3 years	3.4 years	2.5 years	3.5 years

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to the statements of cash flows are as follows (in thousands):

	Year Ended December 31,
	2005	2004
Interest paid (net of amount capitalized)	$1,056	$600
Income taxes paid (net of refunds)	$21	$948

13. SUBSEQUENT EVENT

On January 30, 2006, the Company announced that its Board of Directors and stockholders owning a majority of its voting stock had approved a 1-for-5 reverse stock split of its Class A and Class B Common Stock.  If the transaction is consummated, the Company expects to have fewer than 300 stockholders of record, which would enable the Company to voluntarily terminate the registration of its Class A Common Stock under the Securities Exchange Act of 1934, as amended, and become a non-reporting company.  As a result, the Company would no longer be required to file periodic reports and other information with the Securities and Exchange Commission (the “SEC”).

The Company has filed documents with the SEC describing the Reverse Stock Split in detail, and following any review by the SEC, the Company plans to disseminate a Definitive Information Statement to its stockholders and amend its Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State.  The Company is unable to determine the exact effective date of the Reverse Stock Split at this time.  The Company’s Board of Directors, in its sole discretion, reserves the right to abandon the Reverse Stock Split prior to its effective date, if it determines that abandoning the Reverse Stock Split is in the best interests of the Company.  In connection with the deregistration process, the Company will request that Nasdaq delist its Class A Common Stock from The Nasdaq SmallCap Market.

On the effective date of the Amendment, stockholders holding fewer than five (5) shares immediately prior to the effectiveness of the Amendment, and stockholders holding a number of shares not evenly divisible by five (5), of either Class A or Class B Common Stock, will receive a cash payment in the amount of $9.25 per pre-split share, in lieu of a fraction of a share of new Class A Common Stock and/or new Class B Common Stock that would otherwise be issued following the Reverse Stock Split.

****

ITEM  8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

There has been no change in the Company’s internal control of financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.               OTHER INFORMATION.

None.

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information as of April 7, 2006 with regard to each of the Directors and executive officers of the Company.

Name	Age	Primary Occupation
Alfred G. Scheid(1)	74	Chairman of the Board of Directors of the Company
Scott D. Scheid	45	President, Chief Executive Officer and Director of the Company
Heidi M. Scheid	42	Senior Vice President, Treasurer and Secretary of the Company
Kurt J. Gollnick	46	Senior Vice President and Chief Operating Officer of the Company
Michael S. Thomsen	44	Chief Financial Officer of the Company
John L. Crary(1)(2)	52	President of Crary Enterprises LLC
Robert P. Hartzell(1)(2)	71	Owner and operator of Harmony Vineyards
Keith L. Krum(2)	61	Retired Senior Business Executive

(1)   Member of the Compensation Committee.

(2)   Member of the Audit Committee.

Alfred G. Scheid, the Company’s Chairman of the Board, was one of the founders of the Company in 1972 and served continuously as its Chief Executive Officer until December 31, 2001.  Mr. Scheid has been engaged full-time in the business of the Company since 1988, when he became the sole owner of the Company. Mr. Scheid is a founder of the California Association of Winegrape Growers, a trade association that represents the interests of California wine grape producers, and has served as its chairman.  He is also a founder of Monterey County Vintners and Growers Association, a trade association composed primarily of wine grape and wine producers.  Mr. Scheid is a graduate of the

Harvard Graduate School of Business, and is the father of Scott D. Scheid and Heidi M. Scheid.

Scott D. Scheid, President and Chief Executive Officer of the Company, has continuously served as a Director since 1997.  Mr. Scheid was named the Company’s Chief Executive Officer on January 1, 2002. Previously, Mr. Scheid served as the Company’s Chief Operating Officer.  Mr. Scheid joined the Company in 1986 as Vice President and has been engaged full-time in the business of the Company since that time. Prior to joining the Company, he was employed as an options trader with E.F. Hutton & Company Inc.  Mr. Scheid is a director and serves on the executive committee of the California Association of Winegrape Growers, and he previously has served as a director of Monterey County Vintners and Growers Association.  Mr. Scheid holds a B.A. degree in economics from Claremont Men’s College.  Scott D. Scheid is the son of Alfred G. Scheid and the brother of Heidi M. Scheid.

Heidi M. Scheid, Senior Vice President of the Company, has continuously served as the Company’s Treasurer and Secretary since 1997.  From 1997 until 2005 Ms. Scheid was a Director of the Company.  Ms. Scheid joined the Company in 1992 as Director of Planning and served as the Company’s Vice President Finance and Chief Financial Officer from 1997 to 2001.  Prior to joining the Company, she served as a senior valuation analyst at Ernst & Young, LLP.  Ms. Scheid is a director of Wine Market Council, a wine industry association aimed at expanding the American wine consumer base.  She holds an M.B.A. degree from the University of Southern California.  Heidi M. Scheid is the daughter of Alfred G. Scheid and the sister of Scott D. Scheid.

Kurt J. Gollnick became Senior Vice President and Chief Operating Officer of the Company on January 1, 2002.  Previously, Mr. Gollnick served as the Company’s Vice President Vineyard Operations. Mr. Gollnick joined the Company in 1988 as General Manager, Vineyard Operations.  For seven years prior to joining the Company, Mr. Gollnick was a vineyard manager for Thornhill Ranches of Santa Maria, California, where he managed 1,200 acres of vineyards.  He has served as a director of the California Association of Winegrape Growers, Wine Institute, and American Vineyard Foundation, and has also served as president of the Central Coast Grape Growers and Monterey County Vintners and Growers Associations.  Mr. Gollnick holds a B.S. degree in agricultural economics from the California Polytechnic State University San Luis Obispo.

Michael S. Thomsen has served as the Company’s Chief Financial Officer since March 2001. Mr. Thomsen joined the Company in 1997 as Controller after working twelve years at the accounting firm of Deloitte & Touche LLP as a senior audit manager.  Mr. Thomsen is a Certified Public Accountant and has a B.A. degree in Business Economics from the University of California, Santa Barbara.

John L. Crary became a Director of the Company in 1997, and has served continuously as a Director since that time.  Currently, Mr. Crary is President of Crary Enterprises LLC, a private investment company.  Since 1988, Mr. Crary has been a corporate financial advisor and venture capital investor with early stage companies and oil and gas investments.  Previously, he was an investment banker with E.F. Hutton & Company Inc., which he joined in 1979.  He is also a director of microHelix, Inc., and Chairman of the Board of Trustees of the OCM Gold Fund.  Mr. Crary is a graduate of the University of California at Irvine and the Columbia University Graduate School of Business.

Robert P. Hartzell became a Director of the Company in 1997, and has served continuously as a Director since that time.  Mr. Hartzell is the owner of Harmony Vineyards, a producer of premium Zinfandel wine grapes near Lodi, California.  From 1978 to 1996, Mr. Hartzell was President of the California Association of Winegrape Growers.  For six years during this period, Mr. Hartzell also served on the Agricultural Policy Advisory Committee to the U.S. Secretary of Agriculture and the U.S. Trade Representative in connection with the General Agreement on Trade and Tariffs negotiations.  Mr. Hartzell has also served as Deputy Director of the California Department of Food and Agriculture.  Mr. Hartzell holds a B.S. degree from the University of California at Davis.

Keith L. Krum became a Director of the Company on October 18, 2005.  Mr. Krum retired in January 2005 after serving thirteen years as Senior Vice President and Manager of Agricultural Banking Group for Bank of the West.  Mr. Krum has over 35 years of commercial banking experience.  Mr. Krum has an Associate of Arts Degree from Fresno City College, and is a graduate of the National Advanced Agricultural Banking School at Iowa State University.

Officers serve at the discretion of the Board of Directors.  The address of each executive officer and director is: c/o Scheid Vineyards Inc., 305 Hilltown Road, Salinas, California 93908.

No person set forth above (i) was convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors); or (ii) was a party to any judicial or administrative proceeding during the past five years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibition activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Scott D. Scheid and Heidi M. Scheid are the son and daughter, respectively, of Alfred G. Scheid.  Each of the Company’s executive officers and directors is a citizen of the United States.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such person.

Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to executive officers, directors and greater-than-10% stockholders were complied with, except for a statement of change in beneficial ownership of securities with respect to options to purchase 10,000 shares of Class A Common Stock issued to Keith L. Krum.  A corrective filing has since been made.

Board of Directors, Committees and Compensation

Directors are elected to serve a one-year term and until their successors are duly elected and qualified.  The Company currently pays each non-employee Director an annual fee of $7,500 and meeting fees at the rate of $500 for each Board meeting attended in person and reimburses such Director for all expenses incurred by him in his capacity as a Director of the Company.   No fees are paid for participation in telephonic meetings of the Board of Directors or its committees or actions taken in writing.

Under the Company’s 1997 Stock Option/Stock Issuance Plan (the “Plan”), each individual who was serving as a non-employee Director on the date the underwriting agreement for the Company’s initial public offering was executed (July 24, 1997) received an option grant on such date for 10,000 shares of Class A Common Stock, provided such individual had not been in the prior employ of the Company.  Such option grants were made to each of Messrs. Crary, Hartzell and Krum.  Each individual who first becomes a non-employee Director in the future will receive a 10,000-share option grant of Class A Common Stock on the date such individual joins the Board, provided that such individual has not been in the prior employ of the Company and has not previously received an option grant from the Company in his or her capacity as a non-employee Director.  In addition, at each Annual Meeting of Stockholders, each non-employee Director with at least six months’ service who is to continue to serve as a non-employee Director after the Annual Meeting receives an additional option grant to purchase 2,500 shares of Class A Common Stock, whether or not such individual has been in the prior employ of the Company.

Each automatic option grant to a non-employee Director has or will have a term of 10 years, subject to earlier termination following the optionee’s cessation of Board service and, to date, have been granted at exercise prices equal to the market price on the date of grant.  The initial 10,000-share option grant becomes or will become exercisable in a series of four successive equal annual installments, subject to the optionee’s continued Board service.  Each additional 2,500-share option grant becomes or will become exercisable upon the optionee’s completion of one year of Board service measured from the grant date.  However, each outstanding option will immediately vest upon (i) certain changes in the ownership or control of the Company, or (ii) the death or disability of the optionee while serving as a Director.

The Board of Directors has appointed an Audit Committee and a Compensation Committee.

The Audit Committee is comprised, and was comprised during 2005, of the three independent members of the Board of Directors, Messrs. Crary, Hartzell and Krum, and operates under a written charter adopted by the Board of Directors.  The function of the Audit Committee is to provide oversight of the financial management and financial reporting process of the Company, and recommend to the Board of Directors the selection of the Company’s independent accountants.  The Audit Committee held four meetings in 2005.  The Board of Directors has determined that Mr. Crary is qualified as an “audit committee financial expert” as that term is defined by the Securities and Exchange Commission.

The Compensation Committee is comprised, and was comprised during 2005, of Messrs. Crary, Hartzell and Alfred G. Scheid.  The Company’s Compensation Committee establishes and reviews salary, bonus and other forms of compensation for officers of the Company, provides recommendations to the Board of Directors for the salaries and incentive compensation of the employees and consultants of the Company, reviews training and human resources policies, and makes recommendations to the Board of Directors regarding such matters.  The Compensation Committee held one meeting in 2005.

The Company has no nominating committee or committee performing similar functions.  Should the Board of Directors need additional members, or need to replace a member, the Board of Directors will elect a nominating committee consisting of the then independent members of the Board of Directors.  Recommendations for potential new members of the Board of Directors would be submitted by existing members of the Board of Directors, Company management, or from any stockholder recommendations.

The Board of Directors held five meetings in 2005.  Each Director attended at least 75% of the total number of the meetings held of the Board of Directors and each committee thereof on which such Director served during the fiscal year ended December 31, 2005.  Board members are required to attend the Company’s annual meeting.

The Company has an informal process for security holders to send communications to the Board of Directors.  If a security holder wishes to communicate with the Board of Directors, they may contact the Company’s Chief Financial Officer who gathers such information for presentation to the Board of Directors in anticipation of scheduled Board of Directors meetings.  Such inquiries should be directed in writing to Scheid Vineyards Inc., 305 Hilltown Road, Salinas, California 93908; Attention: Chief Financial Officer.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors.  A copy of the Code of Business Conduct and Ethics is available without charge on request.  Requests should be directed in writing to Scheid Vineyards Inc., 305 Hilltown Road, Salinas, California 93908; Attention: Chief Financial Officer.  In addition, the Code of Business Conduct and Ethics is available on the Company’s website at www.scheidvineyards.com.

ITEM 10.               EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation of Named Executive Officers

The following table sets forth information concerning the annual and long-term compensation earned by the Named Executive Officers for services rendered in all capacities to the Company for the fiscal years ended December 31, 2005, 2004 and 2003.   The “Named Executive Officers” include (i) each person who served as Chief Executive Officer during 2005 (one person), (ii) each person who (a) served as an executive officer at December 31, 2005, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 2005 and (c) earned total annual salary and bonus compensation in 2005 in excess of $100,000 (four persons), and (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 2005 (no persons).

					Long-Term Compensation
	Annual Compensation(1)			Other Annual	Shares Underlying	All Other
Name and Capacity in Which Served	Fiscal Year	Salary ($)(2)	Bonus ($)	Compensation ($)(3)	Options/SARs (#)(4)	Compensation ($)(5)(6)
Alfred G. Scheid	2005	$375,000	$0	—	0	$265,450
Chairman of the Board	2004	$375,000	$0	—	0	$265,450
	2003	$375,000	$0	—	0	$0

Scott D. Scheid	2005	$275,000	$150,000	—	0	$7,000
President and Chief Executive	2004	$260,000	$100,000	—	0	$6,125
Officer	2003	$260,000	$125,000	—	0	$6,000

Heidi M. Scheid	2005	$185,000	$70,000	—	0	$5,550
Senior Vice President, Treasurer and Secretary	2004	$180,000	$60,000	—	0	$5,400
	2003	$165,000	$65,000	—	0	$4,950

Kurt J. Gollnick	2005	$260,000	$185,000	—	0	$7,000
Senior Vice President and Chief Operating Officer	2004	$240,000	$125,000	—	0	$6,112
	2003	$240,000	$150,000	—	0	$6,000

Michael S. Thomsen	2005	$185,000	$55,000	—	0	$5,550
Chief Financial Officer	2004	$180,000	$40,000	—	0	$5,400
	2003	$175,000	$40,000	—	0	$5,250

(1)           Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.

(2)           As of March 31, 2006, the annual salary levels for the Named Executive Officers were: Alfred G. Scheid ($375,000); Scott D. Scheid ($286,000); Heidi M. Scheid ($192,000); Kurt J. Gollnick ($270,000); and Michael S. Thomsen ($192,000).

(3)           During each of 2005, 2004 and 2003, the Named Executive Officers received personal benefits, the aggregate amounts of which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for such Named Executive Officer in such years.

(4)           The Named Executive Officers did not receive any restricted stock awards or long-term incentive plan payouts in 2005, 2004 or 2003.

(5)           Except as described in note 6, all amounts in this column represent matching contributions under the Company’s 401(k) plan.

(6)           In the case of Alfred G. Scheid, includes $265,450 in 2005 and 2004, representing benefits received under a $5,990,000 term life insurance policy the beneficiary of which is a trust, the trustees of which include Scott D. Scheid and Heidi M. Scheid, each of whom is an executive officer and Director of the Company and a child of Alfred G. Scheid.

Option Grants

No stock options or stock appreciation rights were granted to the Named Executive Officers during fiscal 2005.

Option Exercises and Holdings

The following table sets forth with respect to the Named Executive Officers information concerning the exercise of stock options during fiscal 2005 and the value of unexercised options held as of the end of the year.  The Company has never granted stock appreciation rights.

AGGREGATED OPTION EXERCISES

AND FISCAL 2005 YEAR-END OPTION/SAR VALUES

	Shares Acquired on	Value	Number of Unexercised Securities Underlying Options at Fiscal Year End(#)		Value of Unexercised In-the-Money Options at Fiscal Year End($)(1)
Name	Exercise(#)	Realized ($)	Unexercisable	Exercisable	Unexercisable	Exercisable
Alfred G. Scheid	0	$0	0	0	—	—
Scott D. Scheid	0	$0	0	20,000	$0	$0
Heidi M. Scheid	0	$0	0	20,000	$0	$0
Kurt J. Gollnick	0	$0	0	20,000	$0	$64,000
Michael S. Thomsen	0	$0	0	10,000	$0	$32,000

(1)           The values of unexercised in-the-money options have been determined based on the per share closing price of the Company’s Common Stock as reported on the Nasdaq National Market on December 31, 2005 ($7.20).

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options under the Company’s existing equity compensation plan as of December 31, 2005.

(a)	(b)	(c)	(d)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b)
Equity compensation plans approved by security holders	None	n/a	n/a
Equity compensation plans not approved by security holders (1)	174,125	$6.19	19,374
Total	174,125	$6.19	19,374

(1)           Issued under the 1997 Stock Option Plan

Some of the principal features of the 1997 Stock Option Plan, also referred to as the 1997 Plan, are summarized below, but the summary is qualified in its entirety by the full text of the 1997 Plan.  Stockholder approval of the 1997 Plan was not required.

The Board of Directors of the Company adopted the 1997 Plan in July 1997, authorizing the issuance of qualified or non-qualified stock options to directors, officers, employees, consultants and others to purchase up to 200,000 shares of the Company’s Class A Common Stock at prices equal to the fair value of the Company’s stock at the date of grant.  Options granted to date under the Plan vest one-quarter each year, beginning one year after the grant date or a specified vesting commencement date and expire ten years after the earlier of the grant date and the vesting commencement date.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

The Company has employment agreements with each of Alfred G. Scheid, Heidi M. Scheid and Kurt J. Gollnick which provided for an initial term of three years beginning on July 19, 1997, except for Alfred G. Scheid, whose employment agreement had an initial term of one year.  The term of each of these employment agreements has an automatic one-year renewal if either party has not given written notice of termination at least three months prior to the expiration of the term.  Under their respective employment agreements, Alfred G. Scheid, Heidi M. Scheid and Kurt J. Gollnick are currently entitled to annual base salaries of $375,000, $192,000 and $270,000, respectively.  The Company may terminate each Employee’s employment at any time with or without cause, and no severance payment obligations are provided.

The base salary under each of the above employment agreements is subject to upward adjustment, and each employee is eligible for bonus compensation pursuant to bonus arrangements, as determined by the Board of Directors upon the recommendation of the Compensation Committee.

The outstanding stock options exercisable for shares of Class A Common Stock of the Company that have been granted under the Plan, including those granted to the Directors and Named Executive Officers, provide for accelerated vesting in connection with certain corporate transactions involving certain changes in control of the Company unless the options are assumed, or replaced with comparable options or a cash incentive program, by the successor corporation.  In addition, the stock options that have been granted to the Named Executive Officers provide for immediate acceleration of these options upon an “involuntary termination” of employment occurring within 18 months of a “change in control.”   In the event of such an acceleration, the options will remain exercisable until the earlier of the expiration date specified in the option grant and one year after the date of involuntary termination.  For purposes of these provisions: an “involuntary termination” means, generally, termination by the Company other than for “misconduct” (as defined) or termination by the employee following an involuntary material change in position and responsibility, an involuntary reduction in compensation by more than 15% or an involuntary relocation by more than 50 miles; and a “change in control” means, generally, the acquisition of securities representing a majority of the voting power of the Company other than by the Company and its affiliates, a change in a majority of the Board of Directors over a period of 36 months or less involving new Directors that have not been elected or nominated by the other Directors or a change in ownership of securities representing more than a majority of the voting power of certain subsidiaries of the Company.

The Company has entered into agreements to provide indemnification for the Company’s Directors and certain officers in addition to the indemnification provided for in the Company’s Bylaws.  These agreements, among other things, will indemnify the Company’s Directors and certain officers to the fullest extent permitted by Delaware law for certain expenses (including attorneys’ fees), and all losses, claims, liabilities, judgments, fines and settlement amounts incurred by such person arising out of or in connection with such persons’ service as Directors or officers of the Company or an affiliate of the Company.  These agreements provide for the advancement of expenses incurred in defending a claim prior to resolution of the merits of the claim.  These agreements also require the Company to maintain directors and officers liability insurance.  The Employment Agreements impose similar indemnification obligations on the Company. There is no pending litigation or proceeding involving a Director, officer, employee or agent of the Company, and the Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of April 7, 2006, with respect to persons known by the Company to be beneficial owners of more than five percent of either the Company’s Class A Common Stock or the Company’s Class B Common Stock, as well as beneficial ownership of such classes of Common Stock by the executive officers and Directors of the Company, and all executive officers and Directors as a group.  The persons named in the table have sole voting and investment power with respect to all shares beneficially owned, unless otherwise indicated.

	Class A		Class B
Name and Address of Beneficial Owner(2)	Total	Percentage	Total	Percentage
Alfred G. Scheid(3)	1,621,489	35.3%	564,404	51.4%
Scott D. Scheid(4)	347,493	8.4%	120,458	11.0%
Heidi M. Scheid(5)	365,293	8.8%	128,483	11.7%
Kurt J. Gollnick(6)	227,108	5.5%	72,088	6.6%
Michael S. Thomsen(7)	10,000	*	0	0.0%
John L. Crary(7)	28,500	*	0	0.0%
Robert P. Hartzell(7)(8)	27,500	*	0	0.0%
Keith L. Krum(7)	10,000	*	0	0.0%
Emily K. Liberty(9)	258,166	6.3%	88,956	8.1%
Tyler P. Scheid(10)	280,966	6.8%	98,716	9.0%
Advisory Research, Inc.(11)	331,132	8.2%	0	0

All executive officers and Directors	2,637,383	52.6%	885,433	80.7%

*              Less than one percent.

(1)           Except in the case of Advisory Research, Inc. and for certain stock options exercisable for shares of Class A Common Stock as described in notes 4 through 6 below, all shares of Class A Common Stock reflected as beneficially owned by each person named in this table represent shares issuable upon conversion of the beneficial holder’s shares of Class B Common Stock.

Beneficial ownership and the percentages of the Class A Common Stock and Class B Common Stock outstanding have been determined in accordance with Section 13(d) of the Exchange Act, and the rules promulgated thereunder.  Any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after March 31, 2006 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.  In the case of Advisory Research, Inc., the stockholdings reported reflect data set forth in the latest Schedule 13G furnished to the Company by Advisory Research, Inc.

(2)           The address of each of the persons named in this table, other than Advisory Research, Inc. is c/o Scheid Vineyards Inc., 305 Hilltown Road, Salinas, California 93908.  The addresses of Advisory Research, Inc. is set forth in note 11 below.  Scott D. Scheid, Heidi M. Scheid, Emily K. Liberty and Tyler P. Scheid are children of Alfred G. Scheid.

(3)           Owned by Alfred G. Scheid as Trustee of the Alfred G. Scheid Revocable Trust dated October 8, 1992.  Class A shares include the assumed conversion of 564,404 shares of Class B Common Stock as well as 1,057,085 shares of Class A Common Stock owned.  Does not include 65,190 shares of Class A Common Stock and 34,810 shares of Class B Common Stock owned by a revocable trust of which Mr. Scheid’s wife is the sole trustee and over which Mr. Scheid does not have any voting power or investment power.  Mr. Scheid disclaims beneficial ownership of the shares beneficially owned by his wife’s trust.

(4)           Class A shares include, 1) 203,135 shares of Class A Common Stock owned, 2) the assumed conversion of 120,458 shares of Class B Common Stock beneficially owned, 3) 2,600 shares owned by trusts for the benefit of the children of Mr. Scheid, 4) 1,300 shares owned in trust by a child of Heidi M. Scheid, of which Mr. Scheid is a co-trustee together with Heidi M. Scheid, and 5) 20,000 shares that may be acquired upon the exercise of options.  Class B shares include 108,458 shares of Class B Common Stock owned by Scott D. Scheid and 12,000 shares of Class B Common Stock owned by trusts for the benefit of the children of Heidi M. Scheid, of which Mr. Scheid is a co-trustee together with Heidi M. Scheid.  Does not include 1,000 shares of Class B Common Stock owned by Scott D. Scheid’s wife, Nancy B. Scheid, and over which Scott D. Scheid does not have any voting power or investment power.  Scott D. Scheid disclaims beneficial ownership of the shares beneficially owned by his wife.

(5)           Class A shares include, 1) 212,910 shares of Class A Common Stock owned 2) the assumed conversion of 125,683 shares of Class B Common Stock beneficially owned, 3) 1,300 shares owned by a trust for the benefit of a child of Ms. Scheid, 4) 2,600 shares owned by trusts for the benefit of children of Scott D. Scheid, of which Scott D. Scheid is a co-trustee together with Heidi M. Scheid, 5) 2,800 shares of Class B Common Stock owned by a trust for the benefit of a child of Tyler P. Scheid, of which Tyler P. Scheid is a co-trustee together with Heidi M. Scheid, and 6) 20,000 shares that may be acquired upon the exercise of options.  Class B shares include 1) 113,683 shares of Class B Common Stock owned by Heidi M. Scheid, 2) 12,000 shares of Class B Common Stock owned by trusts for the benefit of the children of Ms. Scheid, of which Ms. Scheid is a co-trustee together with Scott D. Scheid, and 3) 2,800 shares of Class B Common Stock owned by a trust for the benefit of Tyler P. Scheid, of which Tyler P. Scheid is a co-trustee together with Heidi M. Scheid. Does not include 1,000 shares of Class B Common Stock owned by Ms. Scheid’s husband and over which Ms. Scheid does not have any voting power or investment power.  Ms. Scheid disclaims beneficial ownership of the shares beneficially owned by her husband.

(6)           Class A shares include 135,020 shares of Class A Common Stock owned, assume the conversion of 72,088 shares of Class B Common Stock, and also include 20,000 shares that may be acquired upon the exercise of options.  Does not include 1,000 shares of Class B Common Stock owned by Mr. Gollnick’s wife and over which Mr. Gollnick does not have any voting power or investment power.  Mr. Gollnick disclaims beneficial ownership of the shares beneficially owned by his wife.

(7)           Represents shares that may be acquired upon the exercise of options.  For Mr. Crary, also includes 1,000 shares of Class A Common Stock owned.

(8)           Does not include 600 shares of Class B Common Stock owned by Mr. Hartzell’s wife and over which Mr. Hartzell does not have any voting power or investment power.  Mr. Hartzell disclaims beneficial ownership of the shares beneficially owned by his wife.

(9)           Class A shares include 166,610 shares of Class A Common Stock owned, the assumed conversion of 88,956 shares of Class B Common Stock beneficially owned, as well as 2,600 shares owned by a trust for the benefit of children of Ms. Liberty, of which Ms. Liberty is a co-trustee together with Tyler P. Scheid.

(10)         Class A shares include 179,650 shares of Class A Common Stock owned, the assumed conversion of 98,716 shares of Class B Common Stock beneficially owned, as well as 2,600 shares owned by a trust for the benefit of children of Emily K. Liberty, of which Ms. Liberty is a co-trustee together with Mr. Scheid. Class B Shares include 95,916 shares of Class B Common Stock owned by Tyler P. Scheid and 2,800 shares of Class B Common Stock owned by a trust for the benefit of a child of Mr. Scheid, of which Heidi M. Scheid is a co-trustee together with Mr. Scheid.

(11)         Advisory Research, Inc. is an investment advisor.  The address of Advisory Research, Inc. is 180 North Stetson St., Suite 5500, Chicago, IL 60601.

Agreement Among Certain Stockholders

Alfred G. Scheid, Heidi M. Scheid, Scott D. Scheid, Emily K. Liberty, Tyler P. Scheid, Kurt J. Gollnick and Shirley G. Scheid are parties to an Agreement of Certain Stockholders of Scheid Vineyards Inc. (“Stockholders Agreement”).  Pursuant to the Stockholders Agreement, none of the parties thereto other than Alfred G. Scheid may, with limited exceptions, transfer any Class A Common Stock or Class B Common Stock without first offering such stock first to the Company, second to Alfred G. Scheid, and third to the other parties to the Stockholders Agreement.  The Stockholders Agreement shall terminate on December 31, 2012 or at the election of the Company’s Board of Directors, whichever occurs sooner.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conversion of Shares

During the past two years, the following shares of Class B Common Stock were converted to shares of Class A Common Stock:

Name	Number of Shares
Alfred G. Scheid	1,069,885
Heidi M. Scheid	232,910
Scott D. Scheid	228,135
Emily K. Liberty	176,610
Kurt J. Gollnick	175,020
Tyler P. Scheid	159,650
Shirley G. Scheid	65,190
Nancy B. Scheid	10,000
Total	2,117,400

Other Transactions

In July and August 2005, Alfred G. Scheid purchased 9,600 shares of Class A Common Stock on the open market at an average price of $6.14 per share for a total purchase price of $58,953.

In December 2005, Alfred G. Scheid gifted an aggregate of 6,500 shares of Class B Common Stock to the following individuals in the amount of 1,500 shares each: Scott D. Scheid, Heidi M. Scheid, Emily K. Liberty, Tyler P. Scheid and the child of Tyler P. Scheid.

In December 2005, Shirley G. Scheid (the wife of Alfred G. Scheid) gifted 1,300 shares of Class B Common Stock and 6,500 shares of Class A Common Stock (upon conversion of Class B Common Stock) to Alfred G. Scheid’s grandchildren.

In January 2006, Alfred G. Scheid gifted 7,800 shares of Class B Common Stock to Shirley G. Scheid.

In January 2006, the Company purchased 5,000 shares of Class B Common Stock from Tyler P. Scheid at $6.91 per share for a total purchase price of $34,529.

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

10.42

Employment Agreement, dated as of March 22, 2001, by and between Scheid Vineyards Inc. and Michael S. Thomsen (incorporated by reference to Exhibit number 10.43 to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001 filed March 29, 2002).(2)

10.43

Credit Agreement dated as of June 28, 2005 between Scheid Vineyards California Inc. as the borrower and Rabobank N.A. (incorporated by reference to Exhibit number 10.1 to Registrant’s Form 10-QSB for the quarterly period ended June 30, 2005 filed August 15, 2005).

10.44

Security Agreement dated as of June 28, 2005 between Scheid Vineyards California Inc. to and in favor of Rabobank N.A. (incorporated by reference to Exhibit number 10.2 to Registrant’s Form 10-QSB for the quarterly period ended June 30, 2005 filed August 15, 2005).

10.45

Guaranty dated as of June 28, 2005 by Scheid Vineyards Inc. in favor of Rabobank N.A. (incorporated by reference to Exhibit number 10.3 to Registrant’s Form 10-QSB for the quarterly period ended June 30, 2005 filed August 15, 2005).

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The Company’s independent public accountants for the fiscal years ended December 31, 2005 and 2004 were Moss Adams, LLP (“Moss Adams”), which firm is expected to be appointed by the Audit Committee to serve in such capacity for the current year.  Moss Adams replaced Deloitte & Touche LLP (“Deloitte”) as the Company’s independent accountants during the year ended December 31, 2004.

On September 10, 2004, the Company dismissed Deloitte as the Company’s independent registered public accounting firm. The audit reports of Deloitte on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.  The decision to change accountants was approved by the Audit Committee of the Company.  The Company did not have any disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the year ended December 31, 2005 and 2004, the Audit Committee approved in advance all audit and non-audit services provided by Moss Adams and Deloitte.

For the year ended December 31, 2005, fees for services provided by Moss Adams were as follows:

Audit Fees:  Audit fees billed to the Company in connection with Moss Adams’ audit of the Company’s annual consolidated financial statements for the years ended December 31, 2005 and 2004, and review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-QSB for such years totaled $93,600 and $79,000, respectively.

Audit-Related Fees:  The Company did not engage Moss Adams to provide advice to the Company regarding the audit or review of the Company’s financial statements during the years ended December 31, 2005 and 2004 that is not disclosed under Audit Fees above.

Tax Fees:  During the year ended December 31, 2005, the Company was billed $6,700 by Moss Adams for the preparation of its corporate income tax returns and other related services.  The Audit Committee determined that the provision of non-audit services by Moss Adams is compatible with maintaining Moss Adams’ independence.

All Other Fees:  None

For the year ended December 31, 2004, fees for services provided by Deloitte were as follows:

Audit Fees:  Audit fees billed to the Company in connection with Deloitte’s review of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-QSB during the year ended December 31, 2004 totaled $20,500.

Audit-Related Fees:  The Company did not engage Deloitte to provide advice to the Company regarding the audit or review of the Company’s financial statements during the years ended December 31, 2004 that is not disclosed in Audit Fees above.

Tax Fees:  None.

All Other Fees:  None

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

Signature	Title	Date

/s/ ALFRED G. SCHEID	Chairman of the Board	April 7, 2006
Alfred G. Scheid

/s/ SCOTT D. SCHEID	President, Chief Executive Officer	April 7, 2006
Scott D. Scheid	(Principal Executive Officer) and Director

/s/ HEIDI M. SCHEID	Senior Vice President, Secretary,	April 7, 2006
Heidi M. Scheid	Treasurer and Director

/s/ MICHAEL S. THOMSEN	Chief Financial Officer (Principal	April 7, 2006
Michael S. Thomsen	Financial and Accounting Officer)

/s/ JOHN L. CRARY	Director	April 7, 2006
John L. Crary

/s/ ROBERT P. HARTZELL	Director	April 7, 2006
Robert P. Hartzell

/s/ KEITH L. KRUM	Director	April 7, 2006
Keith L. Krum